Form 10-Q
period 2015-09-30
CHIASMA, INC
filed 2015-11-16
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(617) 928-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of November 12, 2015, there were 23,936,776 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “may,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our prior filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2015
	(audited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,160,435	$140,869,221
Marketable securities	—	21,976,790
Prepaid expenses and other current assets	311,299	1,400,836

Total current assets	40,471,734	164,246,847
Property and equipment, net	615,242	573,539
Other assets	311,730	404,476

Total assets	$41,398,706	$165,224,862

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$317,994	$693,847
Current maturities of long-term liabilities	—	1,700,000
Accrued expenses	4,000,294	3,837,198

Total current liabilities	4,318,288	6,231,045
Long-term liabilities	4,612,450	3,652,211

Total liabilities	8,930,738	9,883,256
Redeemable convertible preferred stock, $0.01 par value:
Series B1’ preferred, 1,134,997 and 0 shares authorized; 1,134,997 and 0 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively; aggregate liquidation preference and redemption value of $7,218,438 and $0 at December 31, 2014 and September 30, 2015, respectively	9,143,823	—
Series C’ preferred, 40,719,409 and 0 shares authorized; 40,430,250 and 0 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively; aggregate liquidation preference and redemption value of $40,430,250 and $0 at December 31, 2014 and September 30, 2015, respectively	40,430,250	—
Series D’ preferred, 38,504,439 and 0 shares authorized; 38,504,439 and 0 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively; aggregate liquidation preference and redemption value of $22,054,186 and $0 at December 31, 2014 and September 30, 2015, respectively	22,054,186	—
Series E preferred, 45,000,000 and 0 shares authorized; 33,774,763 and 0 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively; aggregate liquidation preference and redemption value of $33,774,763 and $0 at December 31, 2014 and September 30, 2015, respectively	32,857,713	—

Total redeemable convertible preferred stock	104,485,972	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 175,000,000 and 125,000,000 shares authorized at December 31, 2014 and September 30, 2015; respectively; 44,326 and 23,930,366 shares issued and outstanding, at December 31, 2014 and September 30, 2015, respectively;	443	239,304
Preferred shares, $0.01 par value, 0 and 5,000,000 shares authorized: 0 shares issued and outstanding, at December 31, 2014 and September 30, 2015, respectively;.	—	—
Additional paid-in capital	9,489,627	257,905,298
Accumulated other comprehensive income	—	80,700
Accumulated deficit	(81,508,074)	(102,883,696)

Total stockholders’ equity (deficit)	(72,018,004)	155,341,606

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$41,398,706	$165,224,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue from license agreement	$2,604,469	$—	$13,165,795	$—
Operating Expenses:
Research and development	1,723,803	4,367,992	4,573,881	10,745,527
Marketing, general and administrative	13,013	4,813,658	1,514,708	10,181,411

Total operating expenses	1,736,816	9,181,650	6,088,589	20,926,938

Income (loss) from operations	867,653	(9,181,650)	7,077,206	(20,926,938)
Other expense (income), net	(61,933)	105,395	2,701	303,673

Income (loss) before provision for income taxes	929,586	(9,287,045)	7,074,505	(21,230,611)
Provision for income taxes	168,237	71,540	233,339	145,011

Net income (loss)	761,349	(9,358,585)	6,841,166	(21,375,622)
Accretion of redeemable convertible preferred stock	(208,741)	(31,226)	(896,559)	(317,801)

Net income (loss) attributable to common stockholders	$552,608	$(9,389,811)	$5,944,607	$(21,693,423)

Other comprehensive income:
Change in unrealized gains on available for sale securities	—	80,700	—	80,700
Net comprehensive income (loss) attributable to common stockholders	$552,608	$(9,309,111)	$5,944,607	$(21,612,723)

Net income (loss) per share attributable to common stockholders – basic	$12.47	$(0.46)	$135.37	$(3.17)

Weighted-average common shares outstanding—basic	44,326	20,280,385	43,912	6,837,272

Net income (loss) per share attributable to common stockholders – diluted	$0.07	$(0.46)	$0.61	$(3.17)

Weighted-average common shares outstanding—diluted	11,082,922	20,280,385	11,146,273	6,837,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock											Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’
	Series B1’ Preferred		Series C’ Preferred		Series D’ Preferred		Series E Preferred		Total	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount				Equity (Deficit)
Balance, December 31, 2014 (audited)	1,134,997	$9,143,823	40,430,250	$40,430,250	38,504,439	$22,054,186	33,774,763	$32,857,713	$104,485,972	44,326	$443	$9,489,627	$—	$(81,508,074)	$(72,018,004)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	1,883,524	—	—	1,883,524
Exercise of warrants	—	—	—	—	—	—	—	—	—	37,544	375	3,054	—	—	3,429
Exercise of stock options	—	—	—	—	—	—	—	—	—	125,735	1,258	28,683	—	—	29,941
Vested portion of restricted shares	—	—	—	—	—	—	—	—	—	—	—	37,800	—	—	37,800
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $257,678 and warrants for common stock	—	—	—	—	—	—	35,948,023	34,212,967	34,212,967	—	—	1,477,378	—	—	1,477,378
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	317,801	317,801	—	—	(317,801)	—	—	(317,801)
Issuance of common stock, conversion of preferred stock	(1,134,997)	(9,143,823)	(40,430,250)	(40,430,250)	(38,504,439)	(22,054,186)	(69,722,786)	(67,388,481)	(139,016,740)	16,403,011	164,030	138,852,710	—	—	139,016,740
Issuance of common stock, Initial public offering net of issuance costs of $ 2,394,359.	—	—	—	—	—	—	—	—	—	7,319,750	73,198	106,450,323			106,523,521
Other Comprehensive Income	—	—	—	—	—	—	—			—	—	—	80,700	—	80,700
Net loss										—	—	—	—	(21,375,622)	(21,375,622)

Balance, September 30, 2015	—	$—	—	$—	—	$—	—	$—	$—	23,930,366	$239,304	$257,905,298	$80,700	$(102,883,696)	$155,341,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,841,166	$(21,375,622)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	209,494	146,237
Stock-based compensation	593,655	1,883,524
Gain on sale of property and equipment	(20,679)	(4,353)
Accretion of discount on marketable securities	—	(705)
Changes in operating assets and liabilities:
Deferred income taxes	56,386	(7,661)
Prepaid expenses and other current assets	59,829	(1,006,942)
Accounts payable	(1,946,723)	366,007
Accrued expenses	(5,839,351)	(263,096)
Deferred revenue	(2,883,295)	—
Other assets	3,776	141
Long-term liabilities	169,617	395,361

Net cash used in operating activities	(2,756,125)	(19,867,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(21,907,562)
Decrease (increase) in value of other assets	31,163	(155,643)
Proceeds from sale of property and equipment	36,264	11,566
Purchases of property and equipment	—	(111,747)

Net cash provided by (used in) investing activities	67,427	(22,163,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series E convertible preferred stock and warrants for common stock, net	—	35,690,345
Proceeds from issuance of common stock, net	—	106,633,366
Proceeds from issuance of restricted stock	—	382,200
Exercise of stock options	1,687	29,941
Exercise of warrants	—	3,429

Net cash provided by financing activities	1,687	142,739,281

Net increase (decrease) in cash and cash equivalents	(2,687,011)	100,708,786
Cash and cash equivalents at beginning of period	12,849,579	40,160,435

Cash and cash equivalents at end of period	$10,162,568	$140,869,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$18,965	$36,987
Interest received	$354	$10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock	$—	$139,016,740
Deferred offering costs	$—	$109,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a late-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. The Company is dedicated to improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral therapies that are currently available only as injections. The Company has completed a multinational Phase 3 clinical trial of its most advanced Transient Permeability Enhancer platform-based product candidate, oral octreotide, for the treatment of acromegaly and has filed a New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”). In August 2015, the Company received notice that the NDA was accepted for filing to permit a substantive review. The FDA also has conditionally accepted the proposed trade name of Mycapssa for oral octreotide. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through our Initial Public Offering (“IPO”) and issuance of redeemable convertible preferred stock, long-term debt, and proceeds from a license agreement.

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

The Company expects its research and development expenses to increase in connection with its planned European Phase 3 clinical trial of oral octreotide for the treatment of patients with acromegaly, its planned clinical trial of oral octreotide for the treatment of patients with neuroendocrine tumors (NET) and other potential studies of oral octreotide. In addition, if the Company obtains marketing approval for oral octreotide, it may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. As a result of becoming a public company on July 15, 2015, the Company expects to incur additional costs associated with operating as a public company. Therefore, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future.

The Company may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for oral octreotide or for one or more indications for which it is developing oral octreotide, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize oral octreotide, if the Company obtains marketing approval.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 16, 2015.

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

On July 21, 2015, the Company completed the sale of 7,319,750 shares of its common stock in its IPO, at a price to the public of $16.00 per share, resulting in net proceeds to the Company of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In preparation for the IPO, the Company’s board of directors and stockholders approved a 1-for-9.132 reverse stock split (the “Reverse Split”) of the Company’s common stock effective June 30, 2015. All share and per share amounts in the unaudited financial statements contained herein and notes thereto have been retroactively adjusted, where necessary, to give effect to the Reverse Split. In connection with the closing of the IPO on July 21, 2015, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock. The significant increase in shares outstanding in July 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.

Marketable Securities

The Company accounts for investments in marketable debt securities in accordance with ASC No. 320, “Investments- Debt and Equity Securities”. The Company’s investments primarily consisted of commercial paper and corporate debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities are included in other income, net.

If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

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

2. Fair Value Measurements of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures established a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 —Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 —Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at September 30, 2015 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$115,170,034	$—	$—	$115,170,034
Corporate notes	—	22,929,383	—	22,929,383

Total cash equivalents	$115,170,034	$22,929,383	$—	$138,099,417
Short term investments:
Corporate notes	$—	$21,976,790	$—	$21,976,790

The Company’s financial instruments at December 31, 2014 consisted entirely of cash.

3. Investments

The Company’s investments consisted of the following:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$115,170,034	$—	$—	$115,170,034
Corporate notes	44,818,690	89,178	(1,695)	44,906,173

Total	$159,988,724	$89,178	$(1,695)	$160,076,207

The fair values of our investments by classification in our balance sheet were as follows:

September 30, 2015
Cash and cash equivalents	$138,099,417
Marketable securities	21,976,790

Total	$160,076,207

Cash and cash equivalents in the table above exclude cash of $2,776,587 as of September 30, 2015.

The contractual maturity date of all of our investments are less than one year.

4. Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Since the Company has reported net loss attributable to common stockholders for the three and nine months ended September 30, 2015, basic and diluted net loss per share attributable to common stockholders are the same for these periods.

All redeemable convertible preferred stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and nine months ended September 30, 2015.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator:
Net income (loss) attributable to common stockholders, basic	$552,608	$(9,389,811)	$5,944,607	$(21,693,423)
Accretion of redeemable convertible preferred stock	208,741	—	896,559	—

Net income (loss) attributable to common stockholders, diluted	$761,349	$(9,389,811)	$6,841,166	$(21,693,423)

Denominator:
Weighted average common shares outstanding, basic	44,326	20,280,385	43,912	6,837,272
Effects of dilutive securities:
Warrants to purchase common stock	1,711,896	—	1,719,289	—
Options to employees	558,675	—	615,047	—
Preferred shares	8,768,025	—	8,768,025	—

Weighted average common shares outstanding, diluted	11,082,922	20,280,385	11,146,273	6,837,272

Net income (loss) per share attributable to common stockholders, basic	$12.47	$(0.46)	$135.37	$(3.17)

Net income (loss) per share attributable to common stockholders, diluted	$0.07	$(0.46)	$0.61	$(3.17)

For the three and nine months ended September 30, 2014, 111,712 and 131,557 weighted options, respectively, have been excluded from the calculation of the diluted income per share since their effect was anti-dilutive.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2014	September 30, 2015
Accrued marketing, general and administrative costs	$373,727	$1,026,659
Accrued research and development costs	3,028,389	1,548,250
Accrued payroll and employee benefits	598,178	1,262,289

Total accrued expenses	$4,000,294	$3,837,198

6. License Agreement

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

The Company’s total service obligations of $85,000,000 were recognized over the expected service period using the proportional performance method of revenue recognition. In May 2014, the Company and Roche entered into a joint development plan. Under the plan, the Company was to receive an aggregate amount of $2,678,000 covering certain costs incurred by the Company to be payable in three installments. During 2014, the Company received the first installment of $1,300,000. During the nine months ended September 30, 2014, the Company recognized $13,165,795 in revenue for services rendered.

In July 2014, Roche terminated the license agreement and returned all rights and documentation granted under the agreement to the Company. The Company was relieved of further obligations under the agreement. There was no remaining revenue to be recognized in the three and nine month periods ended September 30, 2015.

Subsequent to the termination of the Roche agreement, the Company purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of oral octreotide as well as Roche’s proposed trade name for oral octreotide for an aggregate amount of $5,100,000 payable in three equal annual installments of $1,700,000 in January 2016, January 2017 and January 2018. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is being recorded as interest expense over the payment term. Other than these payments, the Company has no other financial and operational obligations to Roche. Following the termination of the license agreement, the Company is not entitled to further payments, Roche has no remaining rights to oral octreotide and the Company retains all rights to oral octreotide and all related intellectual property.

7. Redeemable Convertible Preferred Stock

In February 2015, the Company increased the number of authorized shares of Series E redeemable convertible preferred stock (“Series E preferred”) to a total of 80,774,458 shares and subsequently sold and issued an aggregate of 35,948,023 shares of Series E preferred at $1.00 per share for gross proceeds of $35,948,023, net of issuance costs of $257,678. In connection with the issuance of Series E preferred, the Company issued to the holders of Series E preferred warrants to purchase 984,116 shares of the Company’s common stock, with an exercise price of $9.13 per share, which is accounted for as a discount on the issuance of Series E preferred. In connection with the closing of the IPO on July 21, 2015, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

8. Warrants

A summary of warrant activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Warrants outstanding, beginning of period	1,752,818	3,624,012	1,752,818	2,677,440
Exercised	—	—	—	(37,544)
Issuances	—	—	—	984,116

Warrants outstanding, end of period	1,752,818	3,624,012	1,752,818	3,624,012

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

Expected volatility	75%
Expected term (years)	1.75
Risk-free interest rate	0.47%
Expected dividend yield	0%

9. Stock Compensation

Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock-based compensation expense:
Research and development	$53,417	$417,961	$324,137	$897,118
Marketing, general and administrative	31,332	593,742	269,518	986,406

	$84,749	$1,011,703	$593,655	$1,883,524

For stock option awards, the fair value of the options is calculated at the grant date using the Black-Scholes option-pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted average grant date fair value per share relating to outstanding stock options granted during the three and nine months ended September 30, 2015 was $18.69 and $6.12 respectively.

The fair value of each option granted to employees and directors was calculated on the date of grant or the date of modification of a grant using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Expected stock price volatility	80%	75%	84%	75%
Risk-free interest rate	1.98%	1.78%	1.46%	1.71%
Expected term (years)	6.25	6.25	4.52	6.25
Expected dividend yield	0%	0%	0%	0%

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

The table below summarizes activity related to stock options:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	1,501,062	$2.04	7.02	$2,466,647
Granted	2,613,417	9.11
Exercised	(125,735)	3.28
Expired	(2,849)	4.04

Outstanding as of September 30, 2015	3,985,895	$6.63	8.36	$55,638,661

Exercisable as of September 30, 2015	995,529	$1.80	5.08	$17,996,536

Vested or expected to vest as of September 30, 2015	3,985,895	$6.63	8.36	$55,638,661

As of September 30, 2015, there was $16,449,561 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.62 years.

For the nine months ended September 30, 2015, directors, former employees and consultants exercised options to purchase an aggregate of 125,735 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock are presented as long term liability, since the Company has the right to acquire back the unvested portion of the restricted stock following termination of the services of their holder. The long term liability is released to additional paid-in capital per the original vesting schedule of the options. As of September 30, 2015 the outstanding balance of the liability was $344,400.

10. Income Taxes

Provision for income taxes was $71,540 and $168,237 for the three months ended September 30, 2015 and 2014, respectively. Provision for income taxes was $145,011 and $233,339 for the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective rate differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset in each period presented.

As of September 30, 2015 and December 31, 2014, the Company had provided a liability for $370,490 and $240,997 respectively, for uncertain tax positions related to various income tax matters which was classified as other long-term liabilities. As of September 30, 2015 and December 31, 2014, the Company accrued interest related to uncertain tax positions of $12,275 and $2,707, respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Company files U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2011 and subsequent tax years remain subject to examination by the applicable taxing authorities as of September 30, 2015. However, U.S. tax attributes that were generated prior to 2011 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

11. Commitments

In May 2015, the Company entered into a sublease agreement for commercial office space with an eleven month term. The monthly lease costs are $19,093 and the Company was required to provide a security deposit in the amount of $38,135.

As of September 30, 2015, the Company has outstanding purchase orders for the acquisition of API in the aggregate amount of $10,507,500, the payments on these orders will occur following the deliveries of the API which are anticipated during December 2015, March 2016 and May 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our final prospectus for our initial public offering, or IPO, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, on July 16, 2015, or the Prospectus.

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

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our revenue has been related to one license agreement, which has been terminated. Since our inception and through September 30, 2015, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our IPO, $161.4 million from the issuance of private securities and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, as described in more detail below, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of September 30, 2015, our cash and cash equivalents were $140.9 million, of which $1.4 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary. In addition, we invested $22.0 million in short term marketable securities.

Since inception, we have incurred significant operating losses. Our net loss was $21.4 million for the nine months ended September 30, 2015, as compared to net income of $6.8 million for the nine months ended September 30, 2014. As of September 30, 2015, we had an accumulated deficit of $102.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we continue to incur substantial expenses related to preparing for and proceeding with the commercial launch of oral octreotide, if approved, additional clinical development of oral octreotide and the development of additional product candidates. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. If we obtain regulatory approval of oral octreotide and any future product candidates we may develop, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect our research and development expenses to significantly increase in connection with our planned additional Phase 3 clinical trial for oral octreotide for the treatment of acromegaly to support approval in the European Union, clinical trials for oral octreotide for the treatment of neuroendocrine tumors and other indications, and as we develop additional product candidates for our drug pipeline. In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of Chiasma’s Phase 3 trial to evaluate the non-inferiority of oral octreotide to injectable somatostatin analogs. This is an open-label, randomized, active-controlled study that is anticipated to include approximately 150 patients in the European Union, the United States and certain other countries. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If approved by the FDA, we anticipate commercial sales of oral octreotide in the U.S. in mid-2016 at the earliest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, as well as license and collaboration agreements with potential partners. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development or future commercialization efforts. We will need to generate significant revenues to achieve profitability, which we may not be able to achieve.

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

In July 2014, Roche terminated the license agreement and the April 2014 agreement. Upon termination, Roche returned all rights granted under the agreements. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient, or API, supplies to continue the development and manufacturing of oral octreotide, together with Roche’s proposed trade name for oral octreotide, for an aggregate amount of $5.1 million, payable in three annual installments of $1.7 million in January 2016, January 2017 and January 2018. Other than these payments, we have no further financial and operational obligations to Roche. During the nine months ended September 30, 2014 we recognized revenue of $13.2 million. For the three months ended September 30, 2014, we recognized revenue of $2.6 million. We did not recognize any revenue during the three and nine month periods ended September 30, 2015. Pursuant to the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to oral octreotide and we retain all rights to oral octreotide and all related intellectual property.

Recent Developments

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our initial public offering at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Financial Overview

Revenue

Our revenue was derived from a license agreement with Roche, which included amounts recognized for research and development services provided and earned under the agreement. We do not expect to generate revenue from product sales until mid-2016 at the earliest. If we fail to complete the development of oral octreotide or any future product candidates in a timely manner or obtain regulatory approval for them, our ability to generate product sales, and our consolidated results of operations and financial position, would be adversely affected.

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

Marketing, General and Administrative

Marketing expenses consist of professional fees related to preparation for the eventual commercialization of oral octreotide, if approved, as well as salaries and related benefits for marketing employees. We anticipate that these expenses will materially increase as we accelerate our preparation for commercialization and, if it is approved, start to market oral octreotide. These expenses will also materially increase as we explore new collaborations to develop and commercialize oral octreotide and other products.

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, commercialization and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and corporate and intellectual property legal services. We anticipate that our general and administrative expenses would increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public company and potentially as a commercial-stage company.

Other Expense (Income), net

Other expense consists mainly of interest expense incurred on long-term purchase obligations and interest income from our cash equivalents and marketable securities.

Provision for Income Taxes

Our effective tax rate was (0.7%) and 3.3% for the nine months ended September 30, 2015 and September 30, 2014 respectively. During the nine months ended September 30, 2015 and 2014, we reported provision for income taxes of approximately $0.1 million and $0.2 million, respectively.

Our deferred tax assets at September 30, 2015 and December 31, 2014 were $47,000 and $40,000, respectively. Deferred tax assets were reported net of valuation allowances of $19.0 million and $11.3 million at September 30, 2015 and December 31, 2014, respectively, primarily as a result of the recording of a full valuation allowance against net operating loss, or NOL, carryforwards, as we believe it is more likely than not that we will not be able to generate sufficient future taxable income to absorb them.

We file U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2011 and subsequent tax years remain subject to examination by the applicable taxing authorities as of September 30, 2015. However, U.S. NOL carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period. As of September 30, 2015 and December 31, 2014, we had provided a liability of $0.4 million and $0.2 million, respectively, for uncertain tax positions related to various income tax matters that we do not expect to settle within the next 12 months. These uncertain tax positions would impact our effective tax rate, if recognized.

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

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. When one or more of the revenue recognition criteria are not met, we defer the recognition of revenue and record deferred revenue until such time that all criteria are met. For the three and nine months ending September 30, 2014 our revenue was derived solely from our now terminated license agreement with Roche. The terms of the agreement included a non-refundable upfront fee; contingent development, commercial, and clinical milestone payments; reimbursement of certain research and development costs; and royalty payments on sales. We did not have any revenue for the three and nine months ended September 30, 2015.

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

We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option forfeitures and we record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Currently, we use a 0% forfeiture rate.

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

We have computed the fair value of employee stock options at date of grant or the date of modification of a grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Expected stock price volatility	80%	75%	84%	75%
Risk-free interest rate	1.98%	1.78%	1.46%	1.71%
Expected term (years)	6.25	6.25	4.52	6.25
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation for employees and nonemployees were allocated as indicated in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Research and development	$54	$418	$324	$897
Marketing, general and administrative	31	594	270	987

Total	$85	$1,012	$594	$1,884

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

We evaluate the tax positions we have taken when preparing our federal, state, local and foreign income tax returns, and determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. As of September 30, 2015 and December 31, 2014, we have provided a liability of $0.4 million and $0.2 million, respectively. We account for interest and penalties related to uncertain tax positions as part of our other expenses.

Results of Operations for the Three Months Ended September 30, 2014 and 2015

Revenue

The following is a comparison of revenue for the three months ended September 30, 2014 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,		Decrease
	2014	2015
Revenue from license agreement	$2,604	$—	$(2,604)	100%

Revenue during the three months ended September 30, 2014 was generated solely from our license agreement with Roche and was recognized on a proportional performance basis. During the three months ended September 30, 2014, we recognized $2.6 million of revenue related to the license agreement with Roche. During the year ended December 31, 2014, our license agreement with Roche was terminated. Accordingly, there was no further revenue to be recognized under the license agreement during the three months ended September 30, 2015.

Research and Development

The following is a comparison of research and development expenses for the three months ended September 30, 2014 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2014	2015
Research and development	$1,724	$4,368	$2,644	153%

During the three months ended September 30, 2015, our total research and development expenses increased by $2.6 million, or 153%, compared to the three months ended September 30, 2014, primarily due to the filing of an NDA for oral octreotide in acromegaly in the United States and related activities as well as activities associated with the manufacturing process validation, as well as initiation activities with respect to our planned additional Phase 3 clinical trial for the treatment of acromegaly using oral octreotide in Europe and an increase in salaries and related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

The following is a comparison of marketing, general and administrative expenses for the three months ended September 30, 2014 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,		Increase
	2014	2015
Marketing	$—	$2,099	$2,099	100%
General and administrative	13	2,714	2,701	N/A

Total marketing, general and administrative expenses	$13	$4,813	$4,800	N/A

For the three months ended September 30, 2015, our marketing expenses increased by $2.1 million, or 100%, compared to the same period in 2014, related to the initiation of pre-commercial activities related to oral octreotide.

For the three months ended September 30, 2015, our general and administrative expenses increased by $2.7 million compared to the same period in 2014, related to increased strategic financial consulting costs, compensation related expenses associated with the hiring of senior executives and other administrative employees, as well as increased intellectual property protection related legal fees. The general and administrative expenses during the three months ended September 30, 2014 are presented net of a reversal of a provision related to a severance arrangement which was canceled after the termination of the Roche agreement.

Other Expense (Income), net

Other expenses totaled $0.1 million for the three months ended September 30, 2015, compared to $0.1 million other income for the same period in 2014. The increase was the result of the imputed interest associated with the long-term obligation related to the acquisition of API and trade name Mycapssa from Roche and foreign currency fluctuations.

Provision for Income Taxes

Our total tax provision was $0.1 million for the three months ended September 30, 2015, representing an effective tax rate of (0.8%), as compared to a tax provision of $0.2 million for the three months ended September 30, 2014, representing an effective tax rate of 18.1%.

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Results of Operations for the Nine Months Ended September 30, 2014 and 2015

Revenue

The following is a comparison of revenue for the nine months ended September 30, 2014 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,		Decrease
	2014	2015
Revenue from license agreement	$13,166	$—	$(13,166)	100%

Revenue during the nine months ended September 30, 2014 was generated solely from our license agreement with Roche and was recognized on a proportional performance basis. During the nine months ended September 30, 2014, we recognized $13.2 million of revenue related to the license agreement with Roche. During the year ended December 31, 2014, our license agreement with Roche was terminated. Accordingly, there was no further revenue to be recognized under the license agreement during the nine months ended September 30, 2015.

Research and Development

The following is a comparison of research and development expenses for the nine months ended September 30, 2014 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2014	2015
Research and development	$4,574	$10,746	$6,172	135%

During the nine months ended September 30, 2015, our total research and development expenses increased by $6.2 million, or 135%, compared to the nine months ended September 30, 2014, primarily due to the filing of an NDA for oral octreotide in acromegaly in the United States and related activities as well as activities associated with the manufacturing process validation, as well as initiation activities with respect to our planned additional Phase 3 clinical trial for the treatment of acromegaly using oral octreotide in Europe and an increase in salaries and related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

The following is a comparison of marketing, general and administrative expenses for the nine months ended September 30, 2014 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase
	2014	2015
Marketing	$—	$4,429	$4,429	100%
General and administrative	1,515	5,753	4,238	280%

Total marketing, general and administrative expenses	$1,515	$10,182	$8,667	572%

For the nine months ended September 30, 2015, our marketing expenses increased by $4.4 million, or 100%, compared to the same period in 2014, related to the initiation of pre-commercial activities related to oral octreotide.

For the nine months ended September 30, 2015, our general and administrative expenses increased by $4.2 million, or 280%, compared to the same period in 2014, related to increased strategic financial consulting cost, compensation related expenses associated with senior executives and other administrative employees, as well as increased intellectual property protection related legal fees.

Other Expense (Income), net

Other expenses totaled $0.3 million for the nine months ended September 30, 2015 compared to $3,000 for the same period in 2014. The increase was the result of the imputed interest associated with the long-term obligation related to the acquisition of API and trade name Mycapssa from Roche and foreign currency fluctuations.

Provision for Income Taxes

Our total tax provision was $0.1 million for the nine months ended September 30, 2015, representing an effective tax rate of (0.7%), as compared to a tax provision of $0.2 million for the nine months ended September 30, 2014, representing an effective tax rate of 3.3%.

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through September 30, 2015, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.5 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of September 30, 2015, our cash and cash equivalents were $140.9 million, of which $1.4 million was held by our Israeli subsidiary. In addition, we invested $22.0 million in short term marketable securities.

Indebtedness

Following the termination of the Roche agreement, we purchased API supplies from Roche to continue the development and manufacturing of oral octreotide, as well as Roche’s trade name proposed, Mycapssa, for oral octreotide. The total consideration of $5.1 million, $3.4 million of which is recorded in long-term liabilities on our balance sheet based on discounted value, will be paid in three equal annual installments of $1.7 million beginning in January 2016.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, seeking regulatory approval of oral octreotide and preparation for commercial launch of oral octreotide in the United States, manufacturing of oral octreotide for market consumption and clinical trial uses, clinical trial costs (including an additional Phase 3 clinical trial to support European regulatory approval of Mycapssa), compensation and related expenses, third-party clinical and nonclinical research and development services, laboratory and related supplies, legal and other regulatory expenses, and other general operating costs.

We expect that our cash and cash equivalents as of September 30, 2015 will fund our operating expenses and capital expenditure requirements through at least the end of 2016. During this period, we expect to seek regulatory approval of oral octreotide in the United States and, if granted; launch oral octreotide in the United States; initiate an additional Phase 3 clinical trial of oral octreotide to treat acromegaly to support European regulatory approval; continue clinical development plans for the use of oral octreotide in other indications; and conduct additional nonclinical studies to expand our product pipeline. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in non-clinical studies and clinical trials is costly, and the timing of progress in these studies is uncertain. Because our oral octreotide and potential product candidates are in various stages of clinical and nonclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of oral octreotide and any other product candidates we may develop or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2014 and 2015 (in thousands):

	Nine Months Ended September 30,
	2014	2015
Net cash used in operating activities	$(2,756)	$(19,867)
Net cash provided by (used in) investing activities	67	(22,163)
Net cash provided by financing activities	2	142,739

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.9 million for the nine months ended September 30, 2015, compared to $2.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we used internal cash resources to finance our operating activities. During the nine months ended September 30, 2014, our cash used was net of the milestone payments made by Roche. Our spending increased in the nine months ended September 30, 2015 primarily as a result of increased activities related to filing of an NDA for oral octreotide in acromegaly in the United States, activities associated with the manufacturing process validation, increased financial consulting cost, compensation related expenses associated with senior executives and other employees as well as increased intellectual property protection related legal fees.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2015, compared to cash provided by investing activities of $67,000 for the nine months ended September 30, 2014. The increase in cash used in investing activities in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily the result of the acquisition of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 of $142.7 million was mainly due to the sale and issuance of the second tranche of our Series E redeemable convertible preferred stock, common stock warrants and proceeds from our IPO, compared to cash provided by financing activities of $2,000 for the nine months ended September 30, 2014 resulting from the exercise of stock options.

Contractual Obligations

As of September 30, 2015, we have outstanding purchase orders for the acquisition of active pharmaceutical ingredients (“API”) in the aggregate amount of $10.5 million, the payments on these orders will occur following the deliveries of the API which are anticipated during December 2015, March 2016 and May 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015 and December 31, 2014. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships

NOL Carryforwards

At September 30, 2015, we had federal NOL carryforwards of $43.8 million. The federal NOL carryforwards expire at various dates through 2035. At September 30, 2015, there are no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. Management has determined that we experienced an ownership change for purposes of Section 382 on August 16, 2005 and May 12, 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is $0.1 million for 2014 and each year thereafter. These annual limitations resulted in the loss of our ability to utilize $8.9 million in federal NOL carryforwards, which resulted in a write-off of $3.0 million of federal deferred tax assets prior to 2013. We are currently in process of evaluating whether our recent Series E Preferred equity financing and IPO gave rise to an event of cumulative change in our ownership of more than 50% under Section 382.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had $140.9 million in cash and cash equivalents, consisting of cash in money market funds, checking accounts at U.S. and Israeli banking institutions and corporate notes. As of September 30, 2015, we also had short-term investments of approximately $22 million consisting of corporate notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, an immediate 100 basis point change in interest rates would have an immaterial effect on the our short-term investments. As of September 30, 2015, we did not have any outstanding borrowings so that we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 19.5%, 5.0% and 9.1%, respectively. As of September 30, 2015, we held $1.4 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2015, we submitted an NDA to the FDA, for oral octreotide for the maintenance therapy of acromegaly, which has been accepted for filing to permit a substantive review. The FDA has set a target PDUFA date of April 15, 2016. In addition, we intend to initiate an additional Phase 3 clinical trial of oral octreotide in acromegaly by early in the second quarter of 2016 to show comparative effectiveness as required by the European Medicines Agency, or the EMA, to support approval. In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of Chiasma’s Phase 3 trial to evaluate the non-inferiority of oral octreotide to injectable somatostatin analogs. This is an open-label, randomized, active-controlled study that is anticipated to include approximately 150 patients in the European Union, the United States and certain other countries. The FDA may not approve our NDA and our planned Phase 3 clinical trial may not be successful and therefore we may never receive approval to market oral octreotide in the United States, Europe or elsewhere.

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

We intend to initiate a second Phase 3 clinical trial of oral octreotide in acromegaly to support approval by the EMA, and clinical trials of oral octreotide in indications other than acromegaly, such as neuroendocrine tumors, or NETs. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received. The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. For example, the positive results generated in our completed clinical trials for oral octreotide in acromegaly do not ensure that future clinical trials, including the additional Phase 3 trial required to support EMA approval or other trials required by the FDA, or clinical trials for other indications, will also generate positive results. In particular, the EMA required that we amend the protocol for our planned Phase 3 clinical trial to use multiple time points rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. The EMA agreed that we use the same cut off of IGF-1 < 1.3 times the upper limit of normal as the threshold for response. The fact that we have not used such an endpoint previously for regulatory submissions introduces a higher level of uncertainty in the outcome of this planned Phase 3 European clinical trial, or for other studies using this methodology for assessing the success of our product candidate. We cannot assure you that the FDA or EMA will view the results as we do or that any future trials of oral octreotide, including our planned second Phase 3 clinical trial in acromegaly or clinical trials for other indications, such as NET, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

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

Delays in the commencement or completion of the Phase 3 clinical trial we intend to initiate prior to applying for marketing approval with the EMA in Europe, the clinical trials of oral octreotide for NETs and other indications, or any future clinical trials we intend to conduct for other product candidates we may develop, or negative findings in those trials, could significantly affect our product development costs or our ability to commercialize oral octreotide. For example, in October 2015, the EMA required us to revise our protocol for our planned Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA will therefore result in additional time to complete our second Phase 3 clinical trial of oral octreotide. While we expect to commence enrollment for this Phase 3 clinical trial by early in the second quarter of 2016, we do not know whether future trials will begin or whether all of our planned clinical trials will be completed on schedule, if at all, or will be successful. The commencement and completion of these clinical trials can be delayed for a number of reasons, including delays related to:

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

Identifying and qualifying patients to participate in clinical trials of oral octreotide and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing oral octreotide and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of oral octreotide and any future product candidates we may develop may be delayed. These delays could result in increased costs, delays in advancing oral octreotide or any of our future product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. In attempting to achieve the widespread commercialization of oral octreotide, we will face competition from established drugs and major brand names and also generic versions of these products. In addition, new products developed by others could emerge as competitors to our future products. Key competitive factors affecting the commercial success of oral octreotide and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement. For example, physicians may choose not to prescribe oral octreotide, if approved, because a lower percentage of patients responded to it in our Phase 3 trial compared to their previous treatments with currently available injectable somatostatin analogs. Competition could also force us to lower prices or could result in reduced sales.

The current treatment options for patients suffering from acromegaly all involve injectable therapies marketed by large pharmaceutical companies with substantial resources and well-established presence in the endocrinology market. Novartis AG, or Novartis, markets octreotide LAR, which is administered monthly and intramuscularly using a large-gauge needle. Ipsen SA markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. For patients not controlled on these somatostatin analogs, Pfizer, Inc. markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but we believe most involve administration via injection.

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

We currently have a nascent sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing oral octreotide.

At present, we have a limited number of sales and marketing personnel. We intend to build our sales and marketing infrastructure to support commercial launch in the United States, assuming our NDA is approved. Therefore, since we expect to receive a response from the FDA with respect to our NDA in April 2016, then assuming the NDA is approved at that time, our sales and marketing team, as constituted at that time, will have worked together for only a limited period prior to our anticipated commercial launch of oral octreotide. We cannot guarantee that we will be successful in marketing oral octreotide in the United States.

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

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize oral octreotide, if approved, in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of October 31, 2015, we had 39 full-time employees. As our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of oral octreotide. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize oral octreotide and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

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

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through September 30, 2015, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of September 30, 2015, our cash and cash equivalents were $140.9 million. Since inception, we have incurred significant operating losses. Our net loss was $21.4 million for the nine months ended September 30, 2015 and $2.0 million for the year ended December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $102.9 million. We have no products approved for commercialization and have never generated any product revenue. We expect to incur increasing operating losses over the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. If we obtain regulatory approval of oral octreotide or any future product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect our research and development expenses to significantly increase in connection with our additional Phase 3 clinical trial for oral octreotide for the treatment of acromegaly, and clinical trials for oral octreotide for the treatment of NETs and other indications, and as we explore additional product candidates for our drug pipeline. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our business will require additional capital that we have not yet secured. We expect that our cash and cash equivalents as of September 30, 2015 will fund our operating expenses and capital expenditure requirements through at least the end of 2016. During this period, we expect to seek regulatory approval of oral octreotide in the United States and, if this is granted, launch oral octreotide in the United States, initiate an additional Phase 3 clinical trial of oral octreotide to treat acromegaly required for European regulatory approval, continue development plans for the use of oral octreotide in other indications, and conduct additional nonclinical studies to expand our product pipeline. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

We are highly dependent upon the principal members of our management team, including Mark Leuchtenberger, our Chief Executive Officer, Roni Mamluk, our Chief Development Officer, Anand Varadan, our Chief Commercial Officer, and Mark J. Fitzpatrick, our Chief Financial Officer. These executives have significant research and development, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any executive or other principal member of our management team would impair our ability to identify, develop and market new products and conduct successful operations.

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

At September 30, 2015, we had federal net operating loss, or NOL, carryforwards of $43.8 million. The federal NOL carryforwards expire at various dates through 2035. At September 30, 2015 there were no NOL carryforwards in our Israeli subsidiary.

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

As of September 30, 2015, our executive officers, directors and principal stockholders collectively controlled 64.8% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. Certain of our existing stockholders, including certain affiliates of our directors, purchased an aggregate of 1,681,250 shares of our common stock in our IPO at the IPO price. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in connection with our IPO lapse, the trading price of our common stock could decline significantly. As of October 31, 2015, we have 23,936,097 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. Of these shares, approximately, 7,350,000 shares of common stock are freely tradable, without restriction, in the public market.

After the lock-up agreements pertaining to our IPO expire and based on shares outstanding as of October 31, 2015, an additional 16,616,347 shares will be eligible for sale in the public market. In addition, the 4,022,935 shares subject to outstanding options under our stock option plans, the 2,203,833 shares reserved for future issuance under our stock option plans and the 3,624,012 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the closing of our IPO, holders of approximately 16,543,995 shares of our common stock will have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Between July 1, 2015 and September 30, 2015, we granted stock options to purchase an aggregate of 355,000 shares of our common stock, with exercise prices ranging from $27.72 to $28.40 per share, to our employees, directors and consultants pursuant to our 2015 Stock Incentive Plan.

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

We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

November 16, 2015	By:	/s/ Mark Leuchtenberger
Mark Leuchtenberger
President, Chief Executive Officer and Director (Principal Executive Officer)

November 16, 2015	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of Chiasma, Inc.	8-K	3.1	July 21, 2015	001-37500

3.2	Amended and Restated By-Laws of Chiasma, Inc.	8-K	3.2	July 21, 2015	001-37500

4.1	Specimen of Common Stock Certificate of Chiasma, Inc.	S-1/A	4.1	July 6, 2015	333-204949

10.1	2015 Stock Option and Incentive Plan and forms of agreement thereunder.	S-1/A	10.3	July 6, 2015	333-204949

10.2	2015 Employee Stock Purchase Plan.	S-1/A	10.4	July 6, 2015	333-204949

10.3	Senior Executive Cash Incentive Bonus Plan	S-1/A	10.5	June 15, 2015	333-204949

10.4	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers.	S-1/A	10.10	July 6, 2015	333-204949

10.5	Non-Employee Director Compensation Policy	S-1/A	10.13	July 6, 2015	333-204949

10.6*	Employment Agreement dated as of July 30, 2015 by and between the Company and Anand Varadan.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.