Form 10-K
period 2015-12-31
CHIASMA, INC
filed 2016-03-17
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37500

Chiasma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0722250
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
60 Wells Avenue, Suite 102 Newton, MA	02459
(Address of Principal Executive Offices)	(Zip Code)

(617)-928-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Select Market on July 16, 2015. The aggregate market value of the registrant’s common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on March 8, 2016 was $113,131,741. The registrant has provided this information as of March 8, 2016 because our common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter. As of March 8, 2016 there were 24,275,268 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHIASMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Chiasma,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Chiasma, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a late-stage biopharmaceutical company focused on improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral forms of therapies that are available today only by injection. Using our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral therapies that eliminate the significant limitations and burdens generally associated with existing injectable therapies. We have completed a multinational Phase 3 clinical trial of our most advanced TPE platform-based product candidate, oral octreotide capsules (conditionally trade named MYCAPSSA, and referred to herein as octreotide capsules), for the treatment of acromegaly, a condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. We believe that our lead product candidate, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Our octreotide capsules product candidate has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on June 15, 2015, seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. On August 14, 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. The FDA has granted a standard 505(b)(2) review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of April 15, 2016. In light of our clinical data and feedback from patients and healthcare providers, we believe that octreotide capsules, if approved, could become a new standard of care in acromegaly.

Acromegaly is a condition caused by a benign tumor of the pituitary gland that releases excess growth hormone, or GH, which in turn elevates insulin-like growth factor 1, or IGF-1. These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. According to data published by the Mayo Clinic in 2013, the mortality rate of people afflicted by acromegaly who go untreated is two to three times higher than that of the general population. Recent data from a published study presented at the Endocrine Society’s Annual Meeting in 2015 suggest that the global prevalence of acromegaly may be between 85 and 118 cases per million people.

The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgery consists of lifelong, once-monthly injections of an extended release somatostatin analog, primarily octreotide or lanreotide. These products contain a viscous formulation and are typically administered by a healthcare professional with large-gauge needles into the muscle or deep subcutaneously, that is, deeply under the skin. While injectable somatostatin analogs are generally effective at reducing GH and IGF-1 levels and therefore providing disease control, the injections are associated with significant limitations and patient burdens, including suboptimal symptom control, pain, injection-site reactions and other injection-related side effects, inconvenience, lost work days and emotional issues. The worldwide market for injectable somatostatin analogs is approximately $2.2 billion annually, of which we estimate approximately $730 million represents annual sales for the treatment of acromegaly.

Our lead product candidate, octreotide capsules or MYCAPSSA, is the first somatostatin analog formulated for oral administration to complete a Phase 3 clinical trial and demonstrate clinical proof of concept in treating patients with acromegaly. In our initial Phase 3 clinical trial, we observed that octreotide capsules maintained reduced levels of GH and IGF-1, or biochemical disease response, and improved symptom control. In this 155-patient Phase 3 clinical trial designed to evaluate octreotide capsules in acromegaly patients previously controlled on injectable somatostatin analogs, 65% of patients receiving octreotide capsules twice a day for up to seven months achieved the primary endpoint, maintenance of biochemical response. This biochemical response was durable and 86% of patients who completed the seven-month core treatment period of the trial elected to continue on oral therapy during the six-month extension phase for up to a total of 13 months of treatment after first dosing, rather than switch back to injections. In the majority of patients in our trial, octreotide capsules achieved comparable biochemical response and reduced incidence and severity of acromegaly symptoms relative to injectable somatostatin analogs currently used to treat this disease. The adverse events observed for octreotide capsules were similar to those previously reported for injectable somatostatin analogs, but without injection-site reactions.

Based in part on the data from our Phase 3 clinical trial, we submitted an NDA on June 15, 2015 seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. We anticipate a regulatory decision by the FDA on marketing approval on the PDUFA date of April 15, 2016. To support approval by the European Medicines Agency, or the EMA, we initiated an additional international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA. Assuming we receive favorable results from this second Phase 3 clinical trial, we expect to submit a marketing authorization application, or MAA, to the EMA in 2019. In addition, if we receive regulatory approval of octreotide capsules in acromegaly, we expect to initiate a clinical trial in the second half of 2016 to support development for neuroendocrine tumors, or NET, which are currently treated predominantly by injectable somatostatin analogs, and a clinical trial in 2017 for another new indication.

We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. We believe we will be able to market octreotide capsules, if approved, directly to pituitary centers, regional referral centers and high-volume community endocrinologists through our own targeted sales force. We also intend to engage in direct patient outreach efforts. We believe that the clinical benefits and preferences of patients and healthcare professionals for an oral product together with our patient-centric approach could enable octreotide capsules, if approved, to become a new standard of care in acromegaly.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We intend to commercialize octreotide capsules ourselves in the United States and we plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world. Octreotide capsules is currently protected by issued patents lasting until at least 2029 in the United States, United Kingdom and Japan, and pending patent applications in additional jurisdictions that will last until 2029, if granted. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules.

We also intend to use our TPE platform to develop other oral medications, beyond octreotide capsules, to help improve the lives of patients suffering from other debilitating diseases that are currently being treated with injectable therapies. In contrast to conventional small molecule drugs, the oral absorption of larger molecules, such as peptides and other protein molecules, is limited due to low intestinal permeability and digestion in the stomach and intestine. Our TPE platform transiently enhances intestine permeability, allowing peptides and other drugs that are otherwise poorly absorbed when administered orally to pass through the intestine and reach therapeutic levels in the blood. We believe our TPE platform is particularly well suited to therapies used in chronic indications for which injections are required and for which the active agent can be administered without adverse safety implications. While our technology will not be appropriate for all drugs that cannot currently be administered orally, based on our nonclinical proof of concept data, we believe that we can administer a number of peptide-based drugs orally using our TPE technology and achieve therapeutic levels in the blood.

As we consider new peptide-based drugs to develop using our TPE platform, to reduce the development time and expenses and overall level of investment required, where possible, we intend to focus our efforts on drugs for which we may utilize the FDA’s 505(b)(2) regulatory pathway in the United States and the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. With octreotide capsules, we brought a TPE-based product candidate from concept to the first clinical trial within 18 months and then initiated a Phase 3 study approximately two years later.

We have assembled an experienced team with extensive drug discovery, development and commercialization capabilities.

Strategy

Our goal is to become a leading patient-focused biopharmaceutical company by developing and commercializing octreotide capsules for acromegaly and other orphan indications, and leveraging our TPE platform to develop and commercialize novel oral products for other debilitating diseases currently treated only by injectable therapies. Our strategy to pursue this goal includes the following elements:

•	Obtain U.S. regulatory approval of octreotide capsules for the treatment of acromegaly. Based in part on the results of our Phase 3 clinical trial, we submitted an NDA to the FDA on June 15, 2015 seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. We anticipate a regulatory decision from the FDA on marketing approval on the PDUFA date of April 15, 2016.

•	Independently commercialize octreotide capsules in the United States. In anticipation of receiving marketing approval from the FDA, we are building a focused in-house sales and marketing organization to identify pituitary specialists and community endocrinologists who comprise the top prescribers of therapies for acromegaly and are preparing to market octreotide capsules to these physicians.

•	Obtain European regulatory approval of octreotide capsules for the treatment of acromegaly. To support approval in Europe, we initiated an additional Phase 3 clinical trial in March of 2016, with a protocol that has been accepted by the EMA, to evaluate the comparative safety and efficacy of octreotide capsules in adult acromegaly patients. Following completion of the trial, assuming favorable results, we expect to submit our MAA to the EMA in 2019.

•	Explore collaboration opportunities in Europe and the rest of the world for octreotide capsules in acromegaly and other indications. We intend to explore collaborations to commercialize octreotide capsules in acromegaly and other orphan indications outside of the United States. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

•	Pursue the development of octreotide capsules in additional indications currently treated by injectable therapies, such as NET. If we receive regulatory approval of octreotide capsules in acromegaly, we plan to initiate a clinical trial of octreotide capsules to support development in NET in the second half of 2016.

•	Leverage our proprietary TPE platform to develop a pipeline of new high-value oral therapeutics. We have obtained nonclinical proof of concept data for intestinal absorption of several oral peptides currently available only in injectable forms. Based on these studies, we intend to pursue, where applicable, development of new oral therapies based on published safety and efficacy data of the currently available injected form. In addition, we plan to evaluate collaboration opportunities to expand the scope of our pipeline and the utilization of our TPE platform to create novel oral therapies.

Competitive Strengths

We believe we are well positioned to achieve our corporate and strategic goals based on the following key strengths:

•	Octreotide capsules have the potential to become a standard of care in the treatment of acromegaly. In our Phase 3 clinical trial, we observed the ability of octreotide capsules to reduce the significant limitations and burdens associated with existing injectable somatostatin analogs, while also providing comparable biochemical response and improved symptom control. Based on this and other clinical data and feedback from patients and healthcare providers, we believe that octreotide capsules, if approved, could become a new standard of care in acromegaly.

•	Octreotide capsules is the only somatostatin analog formulated for oral administration in clinical development. Based in part on the data from our completed Phase 3 clinical trial, we submitted an NDA on June 15, 2015 seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. To our knowledge, there are no other oral formulations of somatostatin analogs that have achieved clinical proof of concept or that are in clinical development.

•	Identifiable potential patients for octreotide capsules are already receiving medical care for acromegaly and receiving regular somatostatin analog injections. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. We believe we will be able to market octreotide capsules, if approved, directly to pituitary centers, regional referral centers and high-volume community endocrinologists through our own targeted sales force. We also intend to engage in direct patient outreach efforts. We believe that the clinical benefits and preferences of patients and healthcare professionals for an oral product together with our patient-centric approach could enable octreotide capsules, if approved, to become a new standard of care in acromegaly.

•

Our business model and regulatory strategy may target product candidates with shorter development timelines and lower associated expenses. Our pursuit of the 505(b)(2) regulatory pathway in the United States and the hybrid application pathway in Europe, where applicable, may allow shorter development timelines and reduced development expenses. For octreotide capsules, we generated proof of concept clinical data in healthy volunteers three years after we began development, completed our Phase 3 clinical trial in acromegaly within a further four years, and are now seeking U.S. regulatory approval utilizing the FDA’s 505(b)(2) regulatory pathway. For comparison, the typical timeline for development of a new chemical entity, or NCE, under a traditional NDA program is over 10 years. We intend to continue to pursue, where possible, product development opportunities where an injected peptide product is available and we will be able to leverage already published data on its mechanism of action, safety and efficacy.

•	We believe that we have the ability to leverage our proprietary TPE platform to develop additional high-value oral therapeutics. Our TPE technology enhances the absorption through the intestinal wall of drugs that otherwise would not be able to be absorbed efficiently by that route. Using our TPE technology, we have identified multiple potential product candidates that may potentially address areas of unmet medical need. We have obtained nonclinical proof of concept data for intestinal absorption of several peptides that are currently available only in injectable forms. Based on data obtained from these studies, we believe we can develop new oral therapies from already approved injectable therapies using a similar development strategy as we employed with octreotide capsules.

•	Our leadership team has significant drug development and commercial experience and possesses important intellectual capital. Our President and Chief Executive Officer, Mark Leuchtenberger, has extensive experience in commercial operations, business development and preparing biopharmaceutical companies for product approval and commercialization. Our Chief Development Officer, Roni Mamluk, Ph.D., led the development of octreotide capsules and is one of the primary inventors of our TPE technology. Our Chief Commercial Officer, Anand Varadan, has significant business and commercial experience, having most recently served as Vice President of Marketing for the U.S. Inflammation and Nephrology Businesses Unit at Amgen, Inc. Our Chief Financial Officer, Mark J. Fitzpatrick, has more than 20 years of financial management experience in both public and private companies, having most recently served as Chief Financial Officer at Aegerion Pharmaceuticals, Inc., Proteon Therapeutics, Inc. and RenaMed Biologics, Inc. Our General Counsel, Tara McCarthy, has more than ten years of legal experience in the biopharmaceutical industry having most recently served as the Vice President, Commercial Law at Vertex Pharmaceuticals Incorporated. In addition, our Head of Clinical, Gary Patou, M.D., brings over 20 years of extensive experience in clinical and regulatory affairs to the organization, having taken several drugs through development and FDA approval.

Our Product Candidate Pipeline

Leveraging our TPE platform, we have developed a pipeline of oral product candidates. Our most advanced product candidate is MYCAPSSA (octreotide capsules) for acromegaly. In addition, if we receive regulatory approval of octreotide capsules in acromegaly, we expect to initiate a clinical trial of octreotide capsules to support development in NET, in the second half of 2016. We also intend to initiate additional clinical trials of octreotide capsules in a new orphan indication, once selected, in 2017. We have also identified several peptides currently available only in injectable forms that we believe we can develop into oral formulations with our TPE technology, using a similar development strategy as we employed with octreotide capsules. We have obtained nonclinical proof of concept data for various peptides, currently available as injections, and are conducting further nonclinical development on a second product candidate that we expect to announce publicly late in 2016, assuming we obtain promising results.

Product Candidate	Indication	Status
Octreotide Capsules	Acromegaly - U.S.	FDA set NDA PDUFA goal date of April 15, 2016
	Acromegaly - EU	Company initiated Phase 3 clinical trial in March 2016
	Neuroendocrine Tumors (NET)	Company plans to initiate clinical trial supporting indication in 2H 2016
	New Orphan Indication	Company plans to initiate clinical trial supporting new indication in 2017
CH2	Orphan indication	Company plans to announce in 2H 2016

Our Lead Product Candidate, Octreotide capsules (MYCAPSSA) in Acromegaly

Our lead product candidate, octreotide capsules or MYCAPSSA, has completed a Phase 3 clinical trial for the treatment of acromegaly. In June 2015, we submitted our NDA for octreotide capsules as a maintenance therapy for acromegaly in the United States. On August 14, 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of April 15, 2016. We anticipate a regulatory decision on marketing approval on April 15, 2016. In addition to the clinical data we submitted to the FDA, the EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval. We have agreed on the Phase 3 clinical trial protocol with the EMA and we initiated this trial in March of 2016. If successful, we expect to submit our MAA to the EMA in 2019.

Overview of Acromegaly

Acromegaly results from the overproduction of GH, most often due to the growth of a benign tumor in the pituitary gland in middle-aged adults. GH, in turn, stimulates the production of IGF-1 in the liver which stimulates the growth of bones and other tissues.

Progression of acromegaly can result in significant health problems such as hypertension, enlargement of the heart, or cardiomyopathy, sleep apnea, type-2 diabetes, and abnormal growths in the colon and uterus. Acromegaly is associated with a number of symptoms, some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. Because acromegaly is uncommon and physical changes occur gradually, the condition is often not recognized immediately, sometimes not for years. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. However, both surgical and drug treatments are available for acromegaly that can reduce the risk of complications and premature death and significantly improve symptom control.

Surgery is often the first line of therapy for acromegaly and, in most cases, surgical removal of the pituitary tumor can result in normalization of GH and IGF-1 levels. In many other cases, however, the levels of GH remain elevated even after surgery due to residual tumor and many patients therefore also require a therapeutic intervention. The body’s natural inhibitor of excess GH secretion is somatostatin, a peptide hormone. Octreotide and lanreotide, analogs of somatostatin with a significantly longer half-life in the blood than natural somatostatin, have achieved widespread adoption by physicians treating patients afflicted with acromegaly. These somatostatin analogs are routinely administered by injection by a healthcare professional. If not administered with proper technique, the injection may not effectively deliver the medication. There is currently no oral formulation of a somatostatin analog on the market and none, we believe, in clinical development except octreotide capsules.

Incidence and Prevalence of Acromegaly and Current Treatment Landscape

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In thirteen studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, recent data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year.

According to publicly available financial reports, injectable forms of octreotide and lanreotide generate worldwide sales of approximately $2.2 billion annually for the treatment of acromegaly and NET as well as some smaller indications. We believe approximately $730 million of this total represents the annual sales for the treatment of acromegaly. The great majority of these sales come from once-monthly long acting formulations that must be administered by intramuscular or deep subcutaneous injections with large-gauge needles. Although we are initially targeting acromegaly with octreotide capsules, we believe that this product candidate, if approved, has the potential to become a standard of care for other indications currently treated primarily with injectable somatostatin analogs such as NET.

Current Therapeutic Options and Their Limitations

For acromegaly patients not cured by surgery, the current standard of care involves injectable somatostatin analogs. These therapies are associated with significant patient limitations and burdens. Currently, the first therapeutic treatment options are octreotide, marketed by Novartis AG, or Novartis, which is administered monthly and intramuscularly using a large gauge needle, and lanreotide, marketed by Ipsen SA, or Ipsen, another long-acting analog of somatostatin, which is administered monthly using a deep subcutaneous injection. For patients not controlled on these somatostatin analogs, the typical second line of treatment options includes pegvisomant daily injections, marketed by Pfizer, Inc., or Pfizer, and pasireotide LAR, marketed by Novartis, which is another somatostatin analog administered via intramuscular injection.

Current Injectable Treatment Options for Acromegaly

Product	Company	Rout	Needle (length/gauge)	Status
Octreotide LAR	Novartis	Intramuscular	1.5”/20 G	Marketed
Lanreotide Depot	Ipsen	Deep Subcutaneous	0.79”/19 G	Marketed
Pasireotide LAR	Novartis	Intramuscular	1.5”/20 G	Marketed
Pegvisomant	Pfizer	Subcutaneous	1”/21 – 27 G	Marketed

Injections of these somatostatin analogs present several issues related to patient comfort and convenience as well as breakthrough, or returning, symptoms of the disease near the end of the dosing cycle prior to the next scheduled injection. These issues include:

•	Suboptimal control. In a patient-reported outcomes survey that we conducted in 195 acromegaly patients receiving injected somatostatin analogs, or our patient survey, 52% of patients reported that the treatment effects begin to wane near the end of the monthly cycle prior to the next injection, and 32% of controlled patients still experienced some symptoms.

•	Pain. Injections with somatostatin analogs require a large-gauge needle to slowly inject a viscous solution into the muscle or deep into subcutaneous tissue. Patients report these injections to be very painful. Often, this pain persists for several days after the injection. In our patient survey, 70% of patients said they experienced pain during the injection and approximately half of these patients experienced continuing pain days later.

•	Injection-site reactions. Patients frequently experience hardness, nodules and swelling at the site of the injection as well as bruising and inflammation.

•	Lack of convenience. The treatment effectiveness is dependent on proper delivery technique and thus the injections are typically administered by a healthcare professional. The monthly injection schedule for injectable somatostatin analogs and the associated travel to the healthcare provider is inconvenient for many patients.

•	Emotional impact. In our patient survey, 36% of patients said that they felt a loss of independence due to the requirement for chronic injections that typically require them to visit a healthcare professional.

•	Lost work days. In our patient survey, 16% of patients said that the treatment burden associated with the injectable therapies caused them to regularly miss work for injections. These patients missed an average of 11 days a year.

Since injectable somatostatin analogs are the standard of care for other diseases beyond acromegaly, including diseases such as NET, these limitations and burdens are also associated with the treatment of the other indications we intend to pursue with octreotide capsules.

Our Solution: Octreotide capsules

Octreotide capsules is a novel formulation of octreotide developed utilizing our TPE platform. We are developing octreotide capsules as a liquid-filled solid gelatin capsule formulation which is intended to be taken twice a day. We expect that acromegaly patients who are prescribed octreotide capsules, if approved, will receive a 28-day supply of pills, which may be stored at room temperature by the patient for up to one month. Based on the data from our clinical trials, we believe octreotide capsules have the potential to deliver biochemical response while improving symptoms and reducing the burden of disease and treatment in patients afflicted with acromegaly.

Clinical Program for Octreotide Capsules in Acromegaly

Regulatory Pathway

We are seeking regulatory approval of octreotide capsules for the maintenance therapy of acromegaly in the United States utilizing the FDA’s 505(b)(2) regulatory pathway. The 505(b)(2) pathway enables us to rely, in part, on the FDA’s prior findings of safety and efficacy of an approved product, or published literature, in support of our NDA. In the case of octreotide capsules in acromegaly, the approved product to which our NDA submission refers is the short-acting subcutaneous injectable formulation of octreotide that was the original product approved by the FDA before the long-acting formulation was developed. Since this formulation of octreotide has been approved by the FDA in generic form and is therefore no longer proprietary, we are not aware of any third party from which we would be required to obtain any license or acquire any rights to commercialize octreotide capsules, if approved. We have conducted a series of Phase 1 clinical trials, including a trial to demonstrate that the bioavailability of octreotide administered in our TPE formulation is comparable to the bioavailability of octreotide administered in the short-acting subcutaneous injectable formulation. We have also conducted a Phase 1 clinical trial to evaluate the bioactivity of octreotide capsules in healthy subjects, and a Phase 3 clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly, consisting of seven months of treatment plus an optional six-month extension phase.

In December 2014, we met with the FDA to discuss our clinical development of octreotide capsules, including the full 13-month data from our Phase 3 clinical trial. At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. Accordingly, we submitted our NDA for octreotide capsules for maintenance therapy in acromegaly to the FDA on June 15, 2015. On August 14, 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. The FDA has granted a standard review for the NDA and has set a target review date under the PDUFA date of April 15, 2016.

We also intend to seek regulatory approval of octreotide capsules for the treatment of acromegaly in Europe utilizing the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway in the United States. In addition to the clinical data we submitted to the FDA, the EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval by EMA. Our Phase 3 clinical trial protocol has been accepted by the EMA and we initiated this trial in March of 2016. If successful, we expect to submit an MAA to the EMA in 2019.

Completed Phase 3 Clinical Trial

In March 2012, we initiated a Phase 3 multi-center, open-label, baseline-controlled clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly who responded to and tolerated treatment with somatostatin analogs. We completed this trial in November 2014 and the results were published in the Journal of Clinical Endocrinology & Metabolism in February 2015 and presented at the Endocrine Society’s Annual Meeting in March 2015.

Trial Design

A total of 155 patients with acromegaly, each of whom was classified as a responder to a long-acting injectable somatostatin analog, were enrolled in the trial. Two weeks after their last monthly injection of the long-acting injectable somatostatin analog, patients were reassessed to obtain baseline IGF-1 and GH levels. Both the screening and baseline measurements were performed while patients were still on active injection therapy. The 155 patients enrolled in the trial are referred to as the intent to treat, or ITT, group.

After baseline levels were obtained, no less than one month following their last monthly injection of the long-acting injectable somatostatin analog, a core treatment period with octreotide capsules was initiated. This core treatment period consisted of a dose-escalation phase of at least two months in duration, designed to find an appropriate dose of octreotide capsules for each individual patient, and a fixed-dose phase of up to five months in duration, during which period the appropriate therapeutic dose identified in the dose-escalation phase was maintained. Since data from our prior clinical trials demonstrated a significant reduction in bioavailability when octreotide capsules is administered with a high-fat meal, patients in this Phase 3 clinical trial were required to fast for at least one hour before and at least one to two hours after each dose.

Patients who entered the core treatment phase of the trial initially received a 40 mg daily dose (administered in two pills a day), which was increased to daily doses of 60 mg or 80 mg on an as-required basis to maintain biochemical response and/or symptom control, at the discretion of the investigator. For each patient, the core treatment phase lasted for seven months after his or her first dose of octreotide capsules. Patients could then opt to continue treatment with octreotide capsules during an extension period of up to an additional six months, with a two-week period for final follow-up. Four patients dropped out of the trial after receiving at least one dose of octreotide capsules but before a biochemical response could be measured, resulting in a modified intent to treat, or mITT, group of 151 patients.

The primary objective of the trial was to determine the efficacy of octreotide capsules in patients with acromegaly, as measured by effect on IGF-1 and GH levels, with responders defined as patients who achieve an IGF-1 level less than 1.3 times the upper limit of normal, or ULN, adjusted for age and an integrated GH level over two hours less than 2.5 ng/mL. Secondary objectives included assessment of safety and tolerability of octreotide capsules, and comparison of efficacy of octreotide capsules versus long-acting injectable somatostatin analog.

Phase 3 Clinical Trial Design

Trial Results

Of the 155 patients enrolled, four were not evaluable and of the 151 in the mITT group, 49 patients discontinued, the majority during the dose-escalation phase. Of the 151 patients in the mITT group, patients discontinued for a variety of reasons, including treatment failures because the patient could not be controlled on 80 mg, the highest dose available (24); withdrawals due to adverse events (18); or patient choice, sponsor request and lost to follow up (7). Of the 110 patients that completed the dose-escalation phase, 52 patients, or 47%, were receiving the 40 mg daily dose, 25 patients, or 23%, were receiving the 60 mg dose, and 33 patients, or 30%, were receiving the 80 mg dose.

After completion of the dose-escalation phase, the remaining 110 patients entered the fixed dose phase of the core treatment period and continued on octreotide capsules at their respective doses until seven months after first dosing. A total of 102 patients completed the fixed dose phase of the trial, 88 of whom, or 86%, voluntarily chose to remain on octreotide capsules during the six-month extension phase, for a total of 13 months of treatment after first dosing. A total of 82 patients completed the six-month extension phase of the trial.

Overall, 65% of patients in the mITT group were classified as responders at the end of the seven-month core treatment phase, which was the primary endpoint for the trial. Applying a worst-case imputation method, whereby all patients who withdrew from the study prematurely (regardless of reason) are treated as non-responders, 53% of patients were classified as responders at the end of the seven-month core treatment phase. By the end of the six-month extension phase, or 13 months after first dosing, the responder rate was 62% in the mITT group. Of the 110 patients that completed the dose-escalation phase, and therefore received an optimized dose of oral octreotride, 75% were classified as responders. For all 151 patients included in the mITT group, the responder rate on long-acting injectable somatostatin analogs was 89% at baseline, prior to initiation of octreotide capsules. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to be successful.

Overall Phase 3 Response in mITT Group vs. Baseline

We further assessed the quality of the responses to octreotide capsules. The quality of the patient responses on octreotide capsules was comparable to the quality of the responses on injectable therapies. In the mITT group, mean GH levels on octreotide capsules therapy were below the baseline values on injectable therapies at all time points assessed through the end of the extension phase. The median GH level in the mITT group at baseline was 0.77 ng/mL, which dropped to 0.40 ng/mL within two hours of the first dose of octreotide capsules and 0.49 ng/mL by the end of the extension phase, 13 months later. IGF-1 levels were stably maintained below 1.3 times the ULN for up to 13 months in the mITT group.

GH and IGF-1 Response in mITT Group Throughout the Duration of the Phase 3 Trial

We also assessed control of acromegaly symptoms, the incidence of symptoms, and the severity and number of symptoms in patients using octreotide capsules in a retrospective analysis performed after completion of the trial. At baseline, 81% of patients in the mITT group, the majority of whom were classified as responders, still had acromegaly symptoms, such as headaches, excessive perspiration, muscle weakness and/or joint pain and swelling. Patients who completed 13 months of treatment reported significantly fewer acromegaly symptoms at the conclusion of the trial than at the time of their baseline screening, and this result was statistically significant, with p-values of less than 0.020. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less is generally considered to represent statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. There was also a reduction in the severity of symptoms reported. In addition, breakthrough, or returning, symptoms of acromegaly were reported by 36% of patients receiving injections at baseline compared to 22% at 13 months on octreotide capsules through a questionnaire conducted in a subset of the patients in the clinical trial.

Reduced Number of Acromegaly Symptoms at Conclusion of Octreotide Capsules Trial

(Fixed Dose Population (n = 110))

The safety profile of octreotide capsules was consistent with the known safety profile of octreotide and the disease burden of acromegaly, with the most common adverse events observed in the gastrointestinal system, such as nausea and diarrhea, the nervous system, such as headaches, and the musculoskeletal system, such as joint pain, but without adverse injection-site reactions. No new or unexpected safety signals were observed.

We only performed statistical analysis on the symptom reductions for our Phase 3 trial of octreotide capsules in acromegaly and did not perform statistical analysis related to the biochemistry, specifically the reduction in GH and IGF-1 levels.

Initiated European Phase 3 Clinical Trial

In addition to the clinical data submitted to the FDA with our NDA, the EMA has advised us that a clinical trial demonstrating that octreotide capsules is not inferior to injectable somatostatin analogs included in the same study as active controls will be required prior to regulatory approval. Comparative effectiveness is an important regulatory consideration in Europe. We have agreed to the clinical trial protocol with the EMA and have initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA.

This trial is called MPOWEREDTM, Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections - Evaluation of Response Durability. This trial will be an open-label, randomized, active-controlled study of octreotide capsules in patients who have been classified as responders to a once-a-month injectable somatostatin analog based on criteria comparable to the criteria utilized in our completed Phase 3 clinical trial. The new trial is intended to demonstrate non-inferiority, comparing efficacy responses as between two randomized groups of patients who demonstrated response to octreotide capsules. We currently expect to enroll approximately 150 patients in the trial in the United States, Europe and other foreign countries. The patients will enter a run-in phase on octreotide capsules. Each patient will initially receive a daily dose of 40 mg of octreotide capsules, which will be increased up to a maximum of 80 mg daily dose if lower doses are not effective. Similar to the requirements of our first Phase 3 clinical trial, patients will be required to take oral octreotide on an empty stomach.

Patients identified as responders will be randomized (2:3) to either a long-acting injectable somatostatin analog or octreotide capsules at the appropriate dose identified during the run-in phase, and followed for nine months. After completion of this randomized controlled phase, we expect that all eligible patients will have the option of entering an extension phase during which period these patients would receive octreotide capsules at the dose identified during the run-in phase.

Patients who do not respond during the run-in phase will not enter the randomized phase but will be switched back to long-acting injectable somatostatin analog and followed for an additional three months.

The primary efficacy endpoint for this trial will relate to IGF-1 with responders defined as patients who achieve an IGF-1 level less than 1.3 times the ULN adjusted for age, the same IGF-1 efficacy criteria utilized in our completed Phase 3 clinical trial. Measurements of IGF-1 will be taken throughout the randomized phase of the trial and a time weighted average of these biochemical measures will be calculated. In addition, assessment of symptom control and patient reported outcomes are expected to be included.

In selected centers, patients who are non-responders but with modestly elevated IGF-1s on octreotide capsules alone, will be offered the opportunity to determine if they can respond to a combination of octreotide capsules with a second oral agent called cabergoline. Cabergoline is used for the treatment of mild acromegaly. It has a different mechanism of action and publications have suggested it may have an additive effective to somatostatin analogs. This sub-study, which the EMA did not accept as part of the final protocol for comparative effectiveness, is unlikely to be sufficient to gain regulatory approval for the combination of both drugs but may provide useful information to physicians.

Design of Planned Phase 3 to Support EMA Approval

Phase 1 Clinical Trials of Octreotide Capsules

Together with a group of academic collaborators, we conducted a series of Phase 1 clinical trials to demonstrate that the bioavailability of octreotide administered in our TPE formulation is comparable to the bioavailability of octreotide administered in the short-acting subcutaneous, or sc, formulation. These trials demonstrated similar pharmacokinetics for octreotide capsules and octreotide 0.1 mg sc injection and that a 20 mg oral dose of octreotide capsules produced systemic exposure comparable to octreotide 0.1 mg sc injection in healthy volunteers. There was no effect of route of administration on octreotide elimination, and the mean elimination half-life (t1/2) was comparable with the two treatments. However, these studies also demonstrated that the bioavailability of octreotide capsules is approximately 90% lower when it is taken with a high-fat meal rather than in the fasted state. Accordingly, our prior Phase 3 clinical trial required fasting for at least one hour before and at least one to two hours after each dose.

Pharmacokinetics of Octreotide capsules vs. SC Octreotide in Phase 1 Trial

In addition, to demonstrate the bioactivity of octreotide capsules, as measured by reduction in GH levels, we conducted a Phase 1 clinical trial in 16 healthy volunteers. In this crossover study, a single 20 mg dose of octreotide capsules was shown to suppress mean GH levels below 0.25 ng/mL (p < 0.05). This is similar to the effect seen in published results using octreotide injections.

Suppression of GH Levels in Healthy Volunteers

Also in this trial, we evaluated the ability of octreotide capsules to suppress GH levels in healthy subjects whose production of GH had been transiently stimulated by dosing with growth hormone-releasing hormone, or GHRH, and arginine. GHRH and arginine are used in routine clinical testing for deficiencies in GH production. In a healthy person, their administration leads to a large increase in GH levels, which is what was observed in this trial. A single 20 mg dose of octreotide capsules lowered the levels of GH by 80% (p < 0.001) following dosing with GHRH and arginine.

Data from our Phase 1 bioavailability and bioactivity clinical trials were published in the Journal of Clinical Endocrinology & Metabolism in July 2012.

A total of 11 clinical pharmacology studies have evaluated the safety of octreotide capsules. In all of these studies, the safety profile of octreotide capsules was consistent with the known safety profile of the short-acting octreotide 0.1 mg sc injection. No new or unexpected safety issues were detected during any of the clinical pharmacology studies. In particular, no new safety issues related to the novel formulation or route of administration were observed.

Other Indications for Octreotide Capsules

If we receive regulatory approval for octreotide capsules in acromegaly, we plan to submit an investigational new drug application, or IND, and initiate a clinical trial to support the development of octreotide capsules in NET in the second half of 2016. We believe that the data generated in the Phase 1 clinical trials of octreotide capsules that we have conducted, coupled with the Phase 3 clinical trial data we have generated for octreotide capsules in acromegaly, will be sufficient for us to move to clinical development for NET. In addition, we intend to initiate clinical trials of octreotide capsules in a new orphan indication, once selected, in 2017.

NETs are formed by hormone-producing cells in the body’s neuroendocrine system. NETs most frequently form in tissues derived from the embryonic gut such as small intestine, appendix, proximal colon and pancreas. According to an article published in the Journal of Clinical Oncology in 2008, the prevalence of NETs in the United States is estimated to be 5.25 cases per 100,000 people. Over 70% of NETs from the gastrointestinal tract and pancreas express somatostatin receptors. Injectable somatostatin analogs have been approved for the treatment of symptom relief of NETs, mainly for a type known as carcinoids. NETs are associated with numerous clinical symptoms, the most debilitating of which is frequent diarrhea. Approximately 80% of patients experience frequent watery stools up to 30 times a day accompanied by abdominal cramping. Approximately 85% of patients also experience episodic flushing resulting in red to violet coloration of the head, neck and upper chest and a mild burning sensation. This flushing can also lead to reduced blood pressure. Two injectable forms of somatostatin analogs marketed by Novartis are currently the only approved therapies for relief of these symptoms.

Until recently, somatostatin analogs have been indicated only for the treatment of symptoms of carcinoid or gastroentero-NETs. In December 2014, the FDA expanded the label for lanreotide to include the treatment of patients with pancreatic NETs based on its ability to improve progression-free survival in otherwise untreatable cases. This expanded label is expected to result in a substantial increase in the number of NET patients treated with somatostatin analogs.

Octreotide is known to be effective in controlling symptoms of NETs. It is the standard of care for carcinoid, a form of NET, and related symptoms. Approximately 50% of somatostatin analog sales, or more than $1.0 billion annually, are estimated to be associated with treatment of NET and we believe that octreotide capsules have the potential to capture a significant portion of this market.

Our Proprietary Transient Permeability Enhancer Technology Platform

Our Transient Permeability Enhancer, or TPE, technology is a proprietary platform, developed internally by our scientists, that enhances the absorption through the intestinal wall of drugs that otherwise would not be absorbed efficiently by that route. Using our TPE technology, we can transiently and reversibly open the so-called tight junctions between the cells lining the inner intestinal wall, enabling drug molecules to be absorbed intact. Our TPE formulation is a suspension of water-soluble particles containing a precise combination of medium-chain fatty acid salts and drug substance in a fat-soluble medium. In creating a TPE formulation, we make no chemical modifications to the drug substance.

Oral delivery of peptides and nucleic acids is limited due to their inherent vulnerability to digestive processes and their poor intestinal absorption. The same intestinal absorption limitation applies to certain small molecules that have poor bioavailability. The cells at the surface of the intestine, columnar epithelial cells, are connected by tight junctions that form a barrier preventing permeation by water-soluble molecules as well as by viruses and bacteria. Our TPE technology induces the transient opening of these tight junctions, allowing peptides and other macromolecules up to a certain size, but not toxins, viruses and bacteria, to cross the intestinal barrier and enabling access to the blood.

The permeability of intestinal tight junctions is known to be altered by a number of dietary factors such as fatty acids, polysaccharides and flavonoids. Transient, reversible opening of the tight junctions and an increase in epithelial permeability are a normal part of intestinal physiology. These permeability adjustments allow the gut to balance two opposing functions: creating a barrier to the passage of microorganisms while facilitating the absorption of nutrients following a meal. In developing the TPE platform, our goal was to establish the ability to reproducibly induce transient increases in the permeability of tight junctions, allowing absorption of specifically formulated drug molecules.

We have conducted extensive nonclinical studies to demonstrate the ability of our TPE technology to increase the permeability of the intestinal epithelial layer and therefore absorb molecules of different shapes, sizes and doses. As a result of these studies, we believe that our TPE technology can be applied to multiple additional peptide drug products as well as small molecules with poor bioavailability.

Our TPE Platform

Other Product Candidates

We believe that our TPE platform can serve as the foundation for a pipeline of proprietary oral versions of injectable drugs. The technology is particularly well suited for drugs that are used for certain chronic indications, where frequent injections are currently required. To reduce the development time and overall level of investment required, we intend to focus on orphan indications and, where possible, follow the FDA’s 505(b)(2) regulatory pathway in the United States or the hybrid application pathway in Europe. With octreotide capsules, our team completed the nonclinical work necessary to submit an IND for a TPE-based product within 18 months of initiating work on the product, and then initiated a Phase 3 study approximately two years later.

We have also identified several peptides currently available only in injectable forms that using our TPE platform we believe we can develop as oral products. We have obtained nonclinical proof of concept data for some of these product candidates. We expect to announce our second product candidate for clinical development in late 2016.

Prior License Agreement with Roche

In January 2013, we entered into a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, for the development and commercialization of octreotide capsules. Under the terms of the license agreement, we had responsibility for continued clinical development through completion of our Phase 3 clinical trial, establishment of commercial-scale manufacturing and completion of ongoing nonclinical activities. Roche assumed responsibility for development and commercialization thereafter. The agreement provided for an upfront payment of $65.0 million, future consideration of up to $530 million in development and commercial milestones, and the right to receive tiered, double-digit royalties on net sales of octreotide capsules.

In January 2014, we received the clinical results from the seven-month core treatment period of the octreotide capsules Phase 3 clinical trial. These results did not include the six-month extension period of the trial, which allowed patients the opportunity to choose to continue on oral therapy. In May 2014, Roche conducted a pre-NDA meeting with the FDA. In July 2014, Roche elected to terminate the license agreement and transitioned octreotide capsules and all materials related to the clinical development programs back to us. We subsequently entered into a termination agreement with Roche, which included our purchase of active pharmaceutical ingredient for future manufacturing of octreotide capsules and a trademark associated with octreotide capsules for an aggregate of $5.1 million payable over three years. We have no further obligations to Roche.

In October 2014, we completed analyses of the full 13-month clinical results from our Phase 3 clinical trial of octreotide capsules. Subsequently, in December 2014, we met with the FDA to discuss our clinical development of octreotide capsules, including the full 13-month data from our Phase 3 clinical trial. Based on the results of this meeting, we submitted an NDA to the FDA on June 15, 2015, and the PDUFA date for FDA’s marketing approval decision is April 15, 2016.

Commercialization Strategy

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We intend to commercialize octreotide capsules ourselves in the United States employing a strategy that differentiates our product candidate, if approved, and is tailored to the needs of patients and their physicians. We have been conducting market research and other pre-commercial activities in the United States since 2010 to better understand satisfaction levels and key unmet needs with respect to current treatments for acromegaly and to build awareness of octreotide capsules. This market research has been conducted with endocrinologists, nurses and people with acromegaly. In surveys commissioned by us, more than 80% of people with acromegaly expressed a preference for an oral treatment, and endocrinologists surveyed predicted that an oral treatment would ultimately become the preferred treatment option. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to be successful. To assess the attitudes of commercial third-party payors’ toward reimbursement for octreotide capsules, in 2010 we conducted research with 12 such payors collectively representing 111 million covered lives. Payors representing nearly 90% of these covered lives said they would reimburse an oral treatment assuming pricing was in a range comparable to the existing injectable therapy market leader, octreotide.

We believe the current U.S. market for acromegaly treatments is concentrated. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. We believe we will be able to market octreotide capsules, if approved, directly to pituitary centers, regional referral centers and high-volume community endocrinologists through our own targeted sales force. We also intend to engage in direct patient outreach efforts. We believe that the clinical benefits and preferences of patients and healthcare professionals for an oral therapy together with our patient-centric approach could enable octreotide capsules, if approved, to become a new standard of care in acromegaly.

We intend to seek approval to commercialize octreotide capsules in Europe following the completion of the Phase 3 trial required by the EMA and, if successful, plan to submit an MAA to the EMA in 2019. We plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world in order to maximize the availability of the product candidate, if approved, to patients. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

Manufacturing

We depend on third-party suppliers and contract manufacturing organizations, or CMOs, for all of our required raw materials and drug substance and to manufacture and package drug product for clinical and commercial use. We plan to establish a distribution channel in the United States utilizing third-party logistics and specialty pharmacies to distribute product directly to patients who have been prescribed octreotide capsules.

We have qualified Novetide Ltd., a subsidiary of Teva API Pharmaceuticals Industries (TAPI) Ltd., in Israel, and Bachem Americas Inc., in the United States, as suppliers of the generic active pharmaceutical ingredient, or API, octreotide acetate. We believe that the manufacturing scale and capacity at both suppliers is sufficient to supply our expected market demands for the foreseeable future.

All excipients, or substances formulated together with the API, used in manufacture of octreotide capsules are readily available. The octreotide API is formulated with our TPE technology by Lyophilization Services of New England Inc. and filled into capsules and enteric-coated by Encap Drug Delivery, a division of Capsugel, in Scotland. All manufacturers periodically undergo inspections by regulatory authorities.

Octreotide capsules are refrigerated and our NDA includes primary stability data covering 24 months under these storage conditions. We have requested 36 months refrigerated stability for octreotide capsules in our NDA, and we believe we have generated the stability data necessary to support this request. We have also obtained data regarding additional one-month storage at room temperature to support storage of octreotide capsules at room temperature. The FDA has previously indicated that the testing parameters for our control strategy and product release and stability specifications are acceptable. The manufacturing process for the API has been validated at both of our API manufacturers and we believe the process validation of octreotide capsules manufactured at our CMOs as well as final product packaging will be completed by the end of the second quarter of 2016.

Competition

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities.

The standards of care for patients suffering from acromegaly all involve injectable therapies. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are currently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but all involve administration via injection.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render octreotide capsules or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing octreotide capsules or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of octreotide capsules or any future product candidates we may develop, if approved, will be adversely affected.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment, and dosage regimens identified in the course of our business. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or the USPTO, to determine priority of invention.

Patents

As of March 1, 2016, our patent portfolio included three patents issued in the United States; patents issued in foreign jurisdictions; patent applications pending in the United States; and patent applications pending in various foreign jurisdictions. These patents and patent applications include narrow and broad claims directed to octreotide compositions formulated with our TPE technology; capsules containing such compositions; methods of treatment using such compositions; and methods of making various compositions with our TPE technology.

One patent family that we own includes three issued U.S. patents and one pending patent application with claims directed to enteric-coated oral dosage form comprising octreotide compositions, capsules containing octreotide compositions, and methods of treating various conditions with related octreotide compositions. Other patents in this family have issued in Australia, Hong Kong, Japan, Mexico, New Zealand, Russia, South Africa, and the United Kingdom, and patent applications are pending in other jurisdictions, including Brazil, Canada, China, Europe, Israel and Korea, Mexico, Russia, Australia, and Japan. Patents in this family are expected to expire in 2029, absent any adjustments or extensions.

We also own one Patent Cooperation Treaty, or PCT, patent application and two pending U.S. provisional patent applications with claims directed to further uses of octreotide. No U.S. nonprovisional PCT, or foreign filings have yet been made, which would claim priority to the two U.S. provisional patent applications. Patents issuing from any U.S. nonprovisional and foreign-filed patent applications claiming priority to these applications are expected to expire in 2035 for the PCT application and 2037 for the two provisional patent applications, absent any adjustments or extensions.

We also own a PCT patent application directed to a dosage regimen for octreotide and also directed to methods of treating acromegaly with certain octreotide-containing compositions and dosage regimens. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this application are expected to expire in 2036, absent any adjustments or extensions.

Additionally we own two patent applications directed to proprietary packaging for distribution of octreotide. One of these is a PCT patent application, which, if issued, is expected to expire in 2035, absent any adjustments or extensions. The other patent application is a U.S. design patent application, which, if issued, is expected to expire 15 years after issuance.

Finally we own two pending U.S. provisional patent applications directed to further uses of our TPE technology.

Patent Term

The base term of a U.S. utility patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The base term of a U.S. design patent is 15 years from issuance once the Patent Law Treaties Implementation Act of 2012 takes effect on May 13, 2015. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as our lead product candidate, octreotide capsules. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

United States Drug Development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Octreotide capsules must be approved by the FDA through the NDA process before it may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of extensive nonclinical or nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical study related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;

•	submission to the FDA of an NDA;

•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice requirements, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or published literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to healthy volunteers and/or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3 clinical trials, and may overlap. Phase 1 generally involves a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacological action, side effect tolerability and safety of the drug. Phase 2 trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 trials generally involve large numbers of patients at multiple sites, and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 trials.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the drug and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. The clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of nonclinical studies and clinical trials are then submitted to the FDA in an NDA along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain proof of safety, purity, potency and efficacy, which is demonstrated by extensive nonclinical and clinical testing. The application includes both negative or ambiguous results of nonclinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. FDA approval of an NDA must be obtained before marketing a drug in the United States.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. An NDA applicant must submit to the FDA a pediatric study plan typically 60 days after an end-of-Phase 2 meeting with the agency. Because octreotide capsules received orphan drug designation for the treatment of acromegaly, we do not need to comply with the requirements of PREA at this time. If, however, we seek other indications for octreotide capsules or pursue approval of any other product candidate that does not have orphan drug designation, we may need to comply with PREA or otherwise seek a waiver.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months from the receipt of an NDA for a non-new molecular entity in which to complete its initial review of a standard NDA and respond to the applicant. The FDA does not always meet its PDUFA goal dates for standard NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

505(b)(2) Approval Process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for the FDA to approve a new drug and permits reliance for such approval on published literature or an FDA finding of safety and effectiveness for a previously approved drug product. Specifically, section 505(b)(2) permits the filing of an NDA where one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA’s findings of safety and effectiveness for a previously approved drug. Typically, 505(b)(2) applicants must perform additional trials to support the change from the previously approved drug and to further demonstrate the new drug’s safety and effectiveness. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant.

Our lead product candidate, octreotide capsules, is based upon an already approved version of the same drug in an immediate-release formulation for subcutaneous injection, rather than a new chemical entity product candidate. Accordingly, we expect to be able to rely on information from previously conducted studies involving the immediate-release subcutaneous octreotide product in our clinical development plans and our NDA submission.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events with the product, providing the regulatory authorities with updated safety and efficacy information, and product sampling and distribution requirements in accordance with the Prescription Drug Marketing Act, a part of the FDCA. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion and advertising, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. In addition, a pharmaceutical company must comply with restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development and impact approved products already on the market.

Other Regulatory Matters

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, voluntary recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, exclusion from federal healthcare programs, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the voluntary recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Alternatively, orphan drug designation may be available if the disease of the condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval of the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

European Orphan Designation and Exclusivity

In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that affect not more than five in 10,000 persons in the European Union Community, or when, without incentives, it is unlikely that sales of such products in the European Union would be sufficient to justify the necessary investment in developing the products. Additionally, orphan drug designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized (or the product would be a significant benefit to those affected).

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity would not prevent the approval of a similar drug that is shown to be safer, more effective or otherwise clinically superior.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, our products, once approved, may not obtain market acceptance unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved or that any required patient cost-sharing amount will be acceptable to the patient. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor and among the insured lives of an individual payor depending upon the benefits applicable to the insured person. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for drug products and medical services, examining the medical necessity and reviewing the cost effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health develop research plans and periodically report on the status of the research and related expenditures to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for governmental or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates, once approved.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the United States, among other things, the research, manufacturing, distribution, sale and promotion of drug products are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state attorneys general and other state and local government agencies. Our current and future business activities, including for example, sales, marketing and scientific/educational grant programs must comply with healthcare regulatory laws, including the Federal Anti-Kickback Statute, the Federal False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, as amended, physician payment transparency laws, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The Federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with endocrinologists and other healthcare providers might be challenged under anti-kickback laws, which could harm us.

The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. This statute has been interpreted to prohibit presenting claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

Similarly, the civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Additionally, HIPAA created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

The ACA included a provision commonly referred to as the Sunshine Act, which requires certain pharmaceutical manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members. Covered manufacturers are required to submit reports to CMS by the 90th day of each subsequent calendar year. The information reported for the first reporting period was publicly available on a searchable website in September 2014. Information reported for subsequent reporting periods will also be publicly available and searchable on the CMS website. There are also an increasing number of state and foreign laws that require manufacturers to make reports to states or foreign governments on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, federal or foreign authorities. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. We are engaging in significant efforts to establish systems and processes in order to comply with these laws and regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition to HIPAA and HITECH, other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Various foreign countries also have, or are developing, laws governing the collection, use and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business.

The failure to comply with applicable regulatory requirements subjects us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, refusal to allow us to enter into supply contracts, including government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are not determined to have violated applicable regulatory or legal requirements, government investigations into alleged violations typically requires the expenditure of significant resources and could generate negative publicity, which could harm our business.

We are developing a comprehensive compliance program that establishes internal controls to facilitate adherence to the law and program requirements to which we will or may become subject because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs.

Affordable Care Act and Other Reform Initiatives

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.

In March 2010, the ACA, was enacted. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services in exchange for state Medicaid coverage of most of the manufacturer’s drugs. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

•	The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. The ACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”).

•	The ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The ACA included the Sunshine Act, which required certain pharmaceutical manufacturers to track and annually report to CMS certain financial arrangements with physicians and teaching hospitals,

including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members.

•	The ACA established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The ACA created the Independent Payment Advisory Board which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Many of the details regarding the implementation of the ACA are still evolving, and at this time, it remains unclear the full effect that the ACA will have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

European Union Drug Development

In the European Union, octreotide capsules and any future product candidates we may develop will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if marketing authorizations from the competent regulatory agencies have been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

On April 16, 2014, the European Commission adopted new clinical trials legislation in an effort to ensure that the rules for conducting clinical trials in the EU will be identical. The new legislation, among other things, will implement a streamlined application procedure with a single entry point for review, harmonize the process for assessing applications for clinical trials, simplify reporting procedures, and increase transparency regarding clinical trials and their outcomes. The legislation, however, is not effective until May 28, 2016, at the earliest. Until then, the current law, Clinical Trials Directive 2001/20/EC, continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, such as octreotide capsules, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval process and requirements governing the conduct of clinical trials, drug review and approval, product licensing, pricing and reimbursement vary greatly from place to place, and the time in the EEA and other foreign territories may be longer or shorter than that required for FDA approval.

Employees

As of March 1, 2016, we had 65 full-time employees, the majority of whom are located in the United States and the remainder are located in Israel. While none of our employees are represented by a labor union or party to any collective bargaining agreement certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees by extension orders issued by the Israel Ministry of Economy (previously the Israeli Ministry of Trade, Industry and Labor).

Israeli labor laws principally govern the length of the workday, minimum wages for employees, procedures for hiring and dismissing employees, determination of severance pay, annual leave, sick days, advance notice of termination of employment, equal opportunity and anti-discrimination laws and other conditions of employment. Subject to certain exceptions, Israeli law generally requires severance pay upon the retirement, death or dismissal of an employee, and requires us and our employees to make payments to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Our Israeli employees have defined-benefit pension plans that comply with applicable Israeli legal requirements, which also include the mandatory pension payments required by applicable law and allocations for severance pay.

We have never experienced any employment-related work stoppages and believe our relationship with our employees is good.

Research and Development

During the year ended December 31, 2015, our total research and development expenses was $19.0 million compared to $11.5 million in the year ended December 31, 2014. The increases was primarily due to the filing of an NDA for octreotide capsules in acromegaly in the United States and related activities as well as activities associated with the manufacturing process validation, as well as initiation activities with respect to our recently initiated Phase 3 clinical trial for the treatment of acromegaly using octreotide capsules in Europe and an increase in salaries and related expenses due to the hiring of research and development employees

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2001. Our principal executive offices are located at 60 Wells Avenue, Suite 102, Newton, MA 02459 and our telephone number is (617)-928-5300. Our website address is www.chiasmapharma.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement on Form DEF 14A, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. In addition, the public may read and copy any materials filed by us with the SEC at the SEC’s Reference Room, which is located at 100 F Street NE, Washington, D.C., 20549. Interested parties may call (800) SEC-0330 for further information on the Reference Room. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov. The information contained on our website, or that can be accessed through our website, is not a part of this annual report on Form 10-K and is not incorporated by reference into this Form 10-K.

We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including “Chiasma,” “TPE”, “MYCAPSSA,” and our corporate logo. All trademarks or trade names referred to in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to Development, Regulatory Approval and Commercialization of Octreotide capsules and any Future Product Candidates

There can be no assurance that our NDA submitted to the FDA for octreotide capsules will be approved and there can be no assurance that the FDA will complete its review of our NDA by the PDUFA date.

On June 15, 2015, we submitted to the U.S. Food and Drug Administration, or the FDA, a new drug application, or an NDA, for the marketing and sale of octreotide capsules, conditionally trade-named MYCAPSSA, an oral drug proposed for the maintenance therapy of adult patients with acromegaly. On August 14, 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of April 15, 2016. The FDA also has conditionally accepted the proposed trade name of Mycapssa for octreotide capsules. Acceptance of the NDA filing does not represent final evaluation of the adequacy of the data submitted in the NDA and is not a guarantee of approval. The FDA may ultimately deny approval of the application and require additional testing or data. There also can be no assurance that the FDA will complete its review by the PDUFA target date. If any of the foregoing occur it could have a material adverse effect on our operations and financial condition.

We are heavily dependent on the regulatory approval of octreotide capsules for the treatment of acromegaly in the United States and Europe, and subsequent commercial success of octreotide capsules, both of which may never occur.

We are a biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. As a result, our future success is currently dependent upon the regulatory approval and commercial success of octreotide capsules for the treatment of acromegaly in the United States, Europe and other countries. Our ability to generate revenues in the near term will depend on our ability to obtain regulatory approval and successfully commercialize octreotide capsules on our own in the United States, the first country in which we intend to make octreotide capsules available for sale. We may experience delays in obtaining regulatory approval in the United States for octreotide capsules, if it is approved at all, and our stock price may be negatively impacted. Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring sales and marketing personnel, pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product and implementation of marketing and distribution infrastructure, and we do not anticipate commercial sales of octreotide capsules until mid-2016, at the earliest.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our effort and financial resources as we continue to pursue the approval of octreotide capsules in the United States, Europe and elsewhere, prepare for the commercial launch of octreotide capsules and continue to grow our operational capabilities. This represents a significant investment in the clinical, commercial and regulatory success of octreotide capsules, which is uncertain. The success of octreotide capsules, if approved, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules;

•	acceptance by patients, the medical community and third-party payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules is approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•	successful implementation of our manufacturing processes that are included in our NDA and production of sufficient quantities of commercial drug product;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs; and

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

We may also fail to develop future product candidates. If this were to occur, we would continue to be dependent on the regulatory approval and successful commercialization of octreotide capsules, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital could be impaired all of which could result in our market value and stock price declining significantly.

If we are not able to obtain required regulatory approvals for octreotide capsules, we will not be able to commercialize the product candidate and our ability to generate revenue or profits or to raise future capital could be limited.

On June 15, 2015, we submitted an NDA to the FDA, for octreotide capsules for the maintenance therapy of acromegaly, which has been accepted for filing to permit a substantive review. The FDA has set a target PDUFA date of April 15, 2016. In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of Chiasma’s Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial which we initiated in March 2016 is an open-label, randomized, active-controlled study that is anticipated to include approximately 150 patients in the European Union, the United States and certain other countries. This clinical trial is designed to show comparative effectiveness as required by the EMA, to support MAA submission and approval. The FDA may not approve our NDA and our planned Phase 3 clinical trial may not be successful and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country and change over time. We are not permitted to market octreotide capsules in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approvals in such countries. In the United States, the FDA generally requires the completion of nonclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality and other factors before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements and may impose pricing restrictions. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the submission of our NDA for octreotide capsules in acromegaly to the FDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including regulatory approval, are not successful for its planned indications or are delayed, or if adequate demand for octreotide capsules is not generated, our business will be harmed.

The success of octreotide capsules will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approvals is uncertain and subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•	we may not be able to provide acceptable evidence of octreotide capsules safety and efficacy;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, the EMA or other regulatory agencies for marketing approval;

•	the dosing of octreotide capsules in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to octreotide capsules;

•	the data collected from clinical trials may not be sufficient to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies or may later suspend or withdraw approval of our products;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

•	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date or that any future trials will be successful. For example, the FDA may not agree that the data from our completed Phase 3 trial and other data and information in our NDA demonstrate sufficient efficacy or clinical benefit of octreotide capsules. The FDA has advised us that the interpretability of the efficacy findings from our Phase 3 clinical trial will be a review issue, in particular whether the response rate evidenced in our Phase 3 clinical trial is sufficient to warrant approval. The agency also advised us that the population for the primary analysis should be all enrolled and treated patients at baseline and that analyses based on the modified intent to treat, per protocol and fixed dose, populations will be regarded as supportive. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies.

In addition, varying interpretations of the data obtained from nonclinical and clinical testing or manufacturing could delay, limit or prevent regulatory approval of octreotide capsules or other product candidates we may develop in the future. Of note, in July 2014, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, elected to terminate our license agreement for octreotide capsules after reviewing the data from the seven-month core treatment period of our Phase 3 clinical trial and after a May 2014 pre-NDA meeting with the FDA. Roche cited no reason for its decision in its formal notice of termination, but stated publicly at the time that it had elected to make this decision after receiving additional information about our Phase 3 clinical trial and after further consultation with regulatory authorities. Subsequent to this decision, we independently met with the FDA to discuss the clinical development of octreotide capsules, including the Phase 3 clinical results from the six-month extension phase of the clinical trial (in addition to the seven-month core data provided by

Roche in May 2014). At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, there can be no assurance that the FDA will determine that the data package included in the NDA, in particular the results from our Phase 3 clinical trial, will be sufficient to warrant approval of the NDA. The FDA has advised us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our Phase 3 clinical trial will carry more weight in the efficacy evaluation than the extension data. The FDA has also informed us that, in its view, a single-arm study is not as informative as a controlled study such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submit from our single-arm study, and whether these findings are robust enough to warrant approval, will be review issues as the agency evaluates our NDA. The FDA may ultimately determine that our data are insufficient for approval. The FDA may require that we conduct additional clinical trials, or other studies, before octreotide capsules can be approved.

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied before and expect to continue to rely on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Octreotide capsules or any future product candidates we may develop may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application or may result in future withdrawal of approval. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval of octreotide capsules in any indication will prevent us from commercializing the product candidate, and our ability to generate revenue will be impaired.

Our development, regulatory and commercialization strategy for octreotide capsules depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products containing octreotide.

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

We have designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDA in the United States relies, and our marketing authorization application, or MAA, in Europe will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we expect to be able to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated and the additional clinical trials we currently plan to commence with respect to indications other than acromegaly. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), in the past some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, parties have filed citizen petitions objecting to the FDA approving a Section 505(b)(2) NDA on both scientific and legal and regulatory grounds. Scientific arguments have included the assertions that for the FDA to determine the similarity of the drug in the 505(b)(2) NDA to the listed drug, the agency would need to reference proprietary manufacturing information or trade secrets in the listed drug’s NDA; that it would be scientifically inappropriate for the FDA to rely on public or nonpublic information about the listed drug because it differs in various ways from the drug in the 505(b)(2) NDA; or that differences between the listed drug and the drug in the 505(b)(2) NDA may impair the latter’s safety and effectiveness. Legal and regulatory arguments have included the assertion that Section 505(b)(2) NDAs must contain a full report of investigations conducted on the drug proposed for approval, and that approving a drug through the 505(b)(2) regulatory pathway would lower the approval standards. In addition, citizen petitions have made patent-based challenges against 505(b)(2) NDAs. For example, petitioners have asserted that the FDA should refuse to file a 505(b)(2) NDA unless it references a specific NDA as the listed drug, because it is “most similar” to the proposed drug, and provides appropriate patent certification to all patents listed for that NDA; or that when a 505(b)(2) NDA is pending before the agency, but before it is approved, where the FDA approves an NDA for a drug that is pharmaceutically equivalent to the drug that is the subject of the 505(b)(2) NDA, then the FDA should require that the 505(b)(2) NDA be resubmitted referencing the approved NDA as the listed drug and certifying to the listed patents for that approved drug. However, if the FDA or EMA changes its interpretation of Section 505(b)(2) or the hybrid application pathway, or if the FDA’s or EMA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA or EMA, as applicable, from approving any Section 505(b)(2) NDAs or hybrid application pathway MAAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of octreotide capsules for the treatment of acromegaly or any future product candidates we may develop.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and approval in one jurisdiction may not be predictive of approval in other jurisdictions.

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly to support approval by the EMA, and intend to initiate clinical trials of octreotide capsules in indications other than acromegaly, such as neuroendocrine tumors, or NETs. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received. The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. For example, the positive results generated in our completed clinical trials for octreotide capsules in acromegaly do not ensure that future clinical trials, including the additional Phase 3 trial required to support EMA approval or other trials required by the FDA, or clinical trials for other indications, will also generate positive results. In particular, the EMA required that we amend the protocol for our Phase 3 clinical trial to use multiple time points rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. The EMA agreed that we use the same cut off of IGF-1 < 1.3 times the upper limit of normal as the threshold for response. The fact that we have not used such an endpoint previously for regulatory submissions introduces a higher level of uncertainty in the outcome of this planned Phase 3 European clinical trial, or for other studies using this methodology for assessing the success of our product candidate. We cannot assure you that the FDA or EMA will view the results as we do or that any future trials of octreotide capsules, including our planned second Phase 3 clinical trial in acromegaly or clinical trials for other indications, such as NET, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any future clinical trial results of octreotide capsules may not be successful in any particular indication. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and due to varying patient characteristics including demographic factors and health status. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications, and any other product candidates we may develop, may be adversely impacted.

Further, our NDA relies upon the FDA’s 505(b)(2) regulatory pathway for octreotide capsules in acromegaly in the United States. There can be no assurance that our clinical trials, or the clinical trials conducted by third parties, will demonstrate sufficient safety and efficacy for the FDA to approve octreotide capsules for the treatment of acromegaly or any other indication that may be specified in future NDA submissions. Even if we do obtain approval from the FDA for octreotide capsules for the treatment of acromegaly in the United States, we may not be successful in obtaining approval from the EMA or other regulatory authorities.

Any negative clinical results from, termination or suspension of, or delays in the commencement or completion of, any necessary future trials of octreotide capsules for the treatment of acromegaly or for any additional indications, in the United States or other countries, or future clinical trials of product candidates we may develop could result in increased costs to us, delay or limit our ability to generate revenue, negatively impact our commercial prospects and cause our market value and stock price to fall.

Delays in the completion of the Phase 3 clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules in acromegaly in Europe, the clinical trials of octreotide capsules for NETs and other indications, or any future clinical trials we intend to conduct for other product candidates we may develop, or negative findings in those trials, could significantly affect our product development costs or our ability to commercialize octreotide capsules. For example, in October 2015, the EMA required us to revise our protocol for our planned Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore resulted in additional time to complete our second Phase 3 clinical trial of octreotide capsules. While we have initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA, we do not know whether future trials will begin or whether all of our planned clinical trials, including the EMA Phase 3 trial, will be completed on schedule, if at all, or will be successful. The commencement and completion of these clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications;

•	a facility manufacturing octreotide capsules or any other product candidate we may develop being ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	patients choosing an alternative treatment for any of the indications for which we are developing octreotide capsules or potential product candidates, or participating in competing clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	patients experiencing drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, good clinical practice, or GCP, requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA, EMA or other regulatory authorities finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•	one or more IRBs or ethics committees refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	delays in adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason; or

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for octreotide capsules in acromegaly, NET or any other future indications we may pursue or for product candidates we may develop in the future will increase if we have delays in testing or approval, or if we need to perform more or larger clinical studies than planned. If we experience delays in completion of, or if we, the FDA, other regulatory authorities, IRBs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of octreotide capsules for any indication, its commercial prospects may be harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial or even withdrawal of regulatory approval of octreotide capsules for any indication.

In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of octreotide capsules could be significantly reduced.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of octreotide capsules and any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would harm our business, prospects, financial condition and results of operations.

If we are required to conduct additional clinical trials or other studies with respect to octreotide capsules or any future product candidates we may develop beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of octreotide capsules and any future product candidates we may develop, we may not be able to obtain regulatory approval at all or we may obtain approval of indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for octreotide capsules or any future product candidates we may develop. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

We may find it difficult to enroll patients in our clinical trials, in particular with respect to octreotide capsules and any other product candidates that we may pursue, which could delay or prevent clinical trials of octreotide capsules and any future product candidates we may develop and potentially harm our business.

Identifying and qualifying patients to participate in clinical trials of octreotide capsules and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing octreotide capsules and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of octreotide capsules and any future product candidates we may develop may be delayed. These delays could result in increased costs, delays in advancing octreotide capsules or any of our future product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we currently plan to evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may be forced to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of octreotide capsules and any future product candidates we may develop in lieu of prescribing existing treatments that have established safety and efficacy profiles. We plan to seek initial marketing approval of octreotide capsules in the United States and Europe. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Even if we receive regulatory approval of oral octreotide for acromegaly, we may still face future development and regulatory challenges that could inhibit or preclude our ability to commercialize oral octreotide for any indication.

Even if we obtain regulatory approval of octreotide capsules for the treatment of acromegaly, NET and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, we may recall or withdraw the product from the market or a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring suspension of manufacturing. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

The occurrence of any event or penalty described above may inhibit or preclude our ability to commercialize octreotide capsules and any future product candidates we may develop and generate revenue.

We face substantial competition from larger companies with considerable resources that already have somatostatin analogs available in the market, and they or others may also discover, develop or commercialize additional products before or more successfully than we do.

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. In attempting to achieve the widespread commercialization of octreotide capsules, we will face competition from established drugs and major brand names and also generic versions of these products. In addition, new products developed by others could emerge as competitors to our future products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules, if approved, because a lower percentage of patients responded to it in our Phase 3 trial compared to their previous treatments with currently available injectable somatostatin analogs. Competition could also force us to lower prices or could result in reduced sales.

The current pharmaceutical treatment options for patients suffering from acromegaly all involve injectable therapies marketed by large pharmaceutical companies with substantial resources and well-established presence in the endocrinology market. Novartis AG, or Novartis, markets octreotide LAR, which is administered monthly and intramuscularly using a large-gauge needle. Ipsen SA markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Pfizer, Inc. markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but we believe most involve administration via injection.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. These companies also have long-established relationships within the medical and patient community, including patients, physicians, nurses and commercial third-party payors and government payors. Our ability to compete successfully will depend largely on our ability to:

•	discover and develop product candidates that are competitive with or superior to other products in the market;

•	obtain required regulatory approvals;

•	adequately communicate the benefits of octreotide capsules, if approved;

•	attract and retain qualified personnel;

•	obtain and maintain patent and/or other proprietary protection for octreotide capsules and any future product candidates we may develop; and

•	in certain geographies, obtain collaboration arrangements to commercialize octreotide capsules and any future product candidates we may develop.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render octreotide capsules or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing octreotide capsules or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. For example, a competitor could develop another oral formulation of a somatostatin analog or other technology that could make administration of peptide-based therapies more convenient. If we are unable to compete effectively, our opportunity to generate revenue from the sale of octreotide capsules or any future product candidates we may develop, if approved, could be impaired.

The number of patients suffering from acromegaly is small, and has not been established with precision. Our assumptions and estimates regarding prevalence may be wrong. If our octreotide capsules product candidate is approved for sale, and the actual number of patients in the applicable market is smaller than we estimate, our revenue could be adversely affected, possibly materially.

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In thirteen studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, recent data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States. However, there is no guarantee that these estimates are correct. The number of patients with acromegaly, in particular the number of patients for whom our octreotide capsules product, if approved, is approved for use, could actually be significantly lower than these estimates.

We believe that the actual size of the total addressable acromegaly market in those markets in which our octreotide capsules product is approved, if at all, will be determined only after we have substantial history as a commercial company. If the total addressable market for our products is smaller than we expect, our revenue could be adversely affected, possibly materially.

Even if we receive regulatory approval of octreotide capsules, it may not achieve an adequate level of acceptance by physicians, patients and third-party payors and government payors, and we may not generate sufficient revenue or be able to achieve or sustain profitability.

The commercial success of octreotide capsules will depend in large part on the willingness of physicians to prescribe these products to their patients. Octreotide capsules will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve an acceptable level of prescriptions for octreotide capsules, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors. The degree of market acceptance of octreotide capsules will depend on a number of factors, including:

•	the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules relative to injectable somatostatin analogs;

•	relative convenience, the number of capsules that need to be taken, the requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe octreotide capsules and of the target patient population to try new therapies;

•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;

•	changes in the clinical or economic profiles of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;

•	limitations or warnings contained in FDA-approved labeling;

•	our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement;

•	competitor activities; and

•	our ability to reliably manufacture and supply octreotide capsules.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for fewer or more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

Even if octreotide capsules is approved, it may not achieve an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Our revenue and profitability may also be delayed during the period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide decreases, we may not generate sufficient revenue.

We currently have a small sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing octreotide capsules.

At present, we have a limited number of sales and marketing personnel. We intend to build our sales and marketing infrastructure to support commercial launch in the United States, assuming our NDA is approved. Therefore, since we expect to receive a response from the FDA with respect to our NDA in April 2016, then assuming the NDA is approved at that time, our sales and marketing team, as constituted at that time, will have worked together for only a limited period prior to our anticipated commercial launch of octreotide capsules. We cannot guarantee that we will be successful in marketing octreotide capsules in the United States.

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize octreotide capsules in the United States without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of our relatively small sales force to obtain access to or inform adequate numbers of physicians, particularly the pituitary centers and the significantly larger number of community endocrinologists, about the potential benefits of octreotide capsules;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	the inability of market-access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; and

•	unforeseen costs, expenses and delays associated with creating a commercial organization.

If we are not successful in timely recruiting of sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing octreotide capsules, which could harm our business, operating results and financial condition.

Expansion of our business into the European Union and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing octreotide capsules in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize octreotide capsules in foreign markets include:

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;

•	varying pricing in different foreign markets, which could adversely affect pricing in the United States or other countries;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer collection times for accounts receivable;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;

•	foreign currency exchange rate fluctuations;

•	our customers’ ability to obtain adequate reimbursement for octreotide capsules in foreign markets, either at all or at prices that exceed our costs; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of octreotide capsules could also be adversely affected by the imposition of governmental price controls, political and economic instability, trade restrictions and changes in tariffs.

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

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize octreotide capsules and any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

Even with the potential assistance of third-party collaborators, we may not be successful in establishing a commercial operation in foreign markets for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to establish a commercial operation in foreign markets will have a negative outcome on our ability to commercialize octreotide capsules and generate revenue.

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of and the resources required for successful commercialization of octreotide capsules internationally. We do not have any experience in a commercial launch in Europe or elsewhere.

We currently have a small medical affairs organization and, as a company, have not had a medical affairs function until recently. If we are unable to establish effective medical affairs capabilities in the United States and build or access them in Europe and other international markets, our business may suffer.

At present, we have a small medical affairs organization responsible for a number of key activities within the company. These activities include, but are not limited to responding to unsolicited requests for medical information about our clinical trials, disease areas, and product candidates. Medical affairs is also responsible for providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science. If our NDA for octreotide capsules is approved by the FDA in April of 2016, medical affairs will also be responsible for managing any post-marketing study of octreotide capsules as well as sponsoring a patient registry.

Because our medical affairs organization is small and new, upon such approval our medical affairs group will have worked together for only a limited period prior to our anticipated launch of octreotide capsules. We cannot guarantee that we will be successful in executing all of the functions for which medical affairs is responsible, and failure to successfully execute these functions could harm our business in the following ways:

•	Our reputation among key physicians and scientists in acromegaly and other disease areas of interest to us may suffer;

•	We may become subject to regulatory or legal enforcement actions or private liability arising from violations of laws or regulations relating to the corporate practice of medicine, product liability, or failure to observe applicable FDA guidance regarding good reprint practices or the safe harbor for bona fide scientific exchange, or other applicable rules or standards;

•	Post-marketing commitments, if any, may not be successfully met and post-marketing studies or registries may not be successfully established or managed;

•	We may not be able to secure the advice and feedback of outside experts to help advance our knowledge and understanding of complex scientific and medical issues;

•	We may incur reputational harm among patients who seek information relating to their condition or prescribed use of octreotide capsules, which may take the form of social media posts regarding the company, or other advocacy implicating us in a negative light;

•	Our commercial and corporate functions may not receive adequate medical and scientific information in the creation of their external communications, which could lead to inaccurate information being disseminated about the company, its product candidates, its disease areas of interest, or its other scientific endeavors;

•	Our promotional, non-promotional, grants, and medical events review processes may not provide an effective control to ensure compliance with applicable laws, regulations and standards; and

•	We may not successfully interact with European or other ex-U.S. healthcare professionals and scientists who could help the company execute plans for expansion into Europe or other international markets.

We will need to grow the size of our organization in order to establish our sales and marketing infrastructure, which is vital to our ability to successfully commercialize octreotide capsules, and we may experience difficulties in achieving and managing this growth.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules, if approved, in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of March 1, 2016, we had 65 full-time employees. As our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

We will need to build an effective healthcare compliance program to support the sales and marketing of an approved drug in a manner that is compliant with applicable laws and regulations.

Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We are building a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems, and through the establishment and communication of a culture of compliance. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws, and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, laws prohibiting the promotion of drugs for unapproved or off-label uses, and laws requiring transparency regarding transfers of value to health care professionals and entities. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration to induce the referral of business, including the purchase or prescription of a particular drug; false claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services; and the Sunshine Act and other state and federal transparency laws require certain pharmaceutical manufacturers to track and report certain financial arrangements with physicians and teaching hospitals, including certain “transfers of value” provided to them, as well as certain ownership or investment interests held by physicians and their immediate family members. We expect to devote substantial resources to develop, administer and grow this compliance program, but we may not be able to develop and implement it rapidly enough to keep pace with the rapid growth and activity of the commercial organization.

Even if we obtain marketing approval of octreotide capsules or any future product candidates we may develop, we will be subject to ongoing obligations and continued regulatory review with respect to the advertising and promotion of any product candidate that obtains approval.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by, among others, the FDA, the Department of Justice, or DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public, as well as by foreign regulatory authorities in the countries in which we commercialize octreotide capsules. Even if octreotide capsules is being marketed, the manufacture and marketing of octreotide capsules will be subject to ongoing regulation, including compliance with cGMPs, adverse event reporting requirements, guidance regarding the provision of reimbursement support and patient services, and general prohibitions against promoting products for unapproved or “off-label” uses. Violations of these ongoing regulations are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Government investigation of these issues itself typically requires the expenditure of significant resources and can generate negative publicity, which could harm our business. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our drug products for “off-label” uses can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to significant administrative civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in any fines or settlement funds. In recent years, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to substantial civil and criminal settlements based on certain sales practices promoting “off-label” drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs, among other penalties. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

The manufacture and packaging of pharmaceutical products such as octreotide capsules are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as octreotide capsules, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredient, or API, for octreotide capsules.

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

Furthermore, in order to obtain approval of our product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API, and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. Each of our potential API suppliers will likely use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete required testing on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, commercial supply after launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of octreotide capsules and any future product candidates we may develop may be delayed, and our business will be harmed.

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of octreotide capsules and any future product candidates we may develop;

•	the efforts of our collaborators and the success of our own efforts with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we announce and expect, the commercialization of octreotide capsules and any future product candidates we may develop may be delayed and our business and results of operations may be harmed.

Octreotide capsules and other products we may develop may not be commercially viable if we fail to obtain coverage and an adequate level of reimbursement for these products from governmental payors, including Medicare and Medicaid programs, private insurers, and other third-party payors. The market for octreotide capsules and other products we may develop may also be limited by the indications for which their use may be reimbursed.

The availability of coverage and adequate levels of reimbursement by governmental and other third-party payors will affect the market for octreotide capsules, if approved, and other products that we may develop. These third-party payors continually attempt to contain or reduce the costs of health care, such as by challenging the prices charged for medical products and services and by applying value assessments to clinical outcomes using different safety and efficacy standards than used for marketing approval by the FDA and the EMA.

In the United States, in the event that octreotide capsules is approved, we will seek to obtain reimbursement for octreotide capsules from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the ACA. These reforms could significantly reduce payments from Medicare and Medicaid over the next 10 years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for octreotide capsules and our other potential products. Some of these changes and proposed changes could result in reduced reimbursement rates for octreotide capsules and our other potential products, which would adversely affect our business strategy, operations and financial results.

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

We expect that private insurers will consider the efficacy, cost effectiveness and safety of octreotide capsules, if approved, in determining whether to provide reimbursement for octreotide capsules and at what level. Obtaining these additional approvals for reimbursement can be a time-consuming and expensive process. Even if we receive regulatory approval to market octreotide capsules, our business would be harmed if we do not receive approval of reimbursement of octreotide capsules from third-party payors on a timely or satisfactory basis. Medicare does not cover particular drugs if it determines that they are not “reasonable and necessary” for its beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be harmed if Medicare, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of octreotide capsules.

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective.

We expect to experience pricing pressures in connection with the sale of octreotide capsules and any future product candidates we may develop due to healthcare reforms, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, additional legislative proposals, and the economic health of companies. If coverage and reimbursement for our products are unavailable, or are limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

In Europe and many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control, and each country has a different reviewing body that evaluates reimbursement dossiers submitted by holders of marketing authorizations for new drugs. That governing body then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate, such as octreotide capsules, to other available therapies.

The longer term growth of our business depends on our efforts to leverage our TPE platform to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms. In addition to the development and commercialization of octreotide capsules, we intend to pursue development of other product candidates. We may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that we can successfully develop into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates.

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

There are a number of FDA, EMA and other health authority, as applicable, requirements that we must satisfy before we can commence a clinical trial. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue development and commercialization of octreotide capsules for the treatment of acromegaly and other indications, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, these product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other regulatory authorities. If any of these events occur, we may be forced to abandon our development efforts for such program or programs, which would harm our business.

Our ability to develop a viable pipeline of potential future products may require us to enter into license agreements with third parties, and we may not be successful in negotiating the necessary agreements, or in achieving economic terms that will be sufficiently favorable to justify development of one or more such future products.

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

We may, however, be unable to license or acquire suitable product candidates from third parties, for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product, or the financial terms required by the owners of those technologies may be unfavorable enough to preclude successful development and commercialization for such products;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

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

Our octreotide capsules product candidate has been granted orphan designation in the United States and the European Union for the oral treatment of acromegaly. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the product candidate. Even if we request orphan drug designation for any future product candidates we may develop, there can be no assurances that the FDA or the European Commission will grant any of these product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate.

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

Even though we have obtained orphan drug designation for octreotide capsules in acromegaly and may obtain orphan drug designation for octreotide capsules in other indications or for future product candidates we may develop, we may not obtain orphan drug exclusivity and any such exclusivity that we do obtain may not effectively protect the product candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for different indications and might then be used off-label in our approved indication. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if one of our product candidates that receives an orphan drug designation is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same drug for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of octreotide capsules and any future product candidates we may develop for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations and expose us to areas of risk including the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information;

•	The ACA, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws which govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the ACA was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

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

Despite initiatives to invalidate the ACA, the U.S. Supreme Court has upheld certain key aspects of the legislation, including the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the individual mandate, and a key provision of the ACA, which provides federal premium tax credits to individuals purchasing coverage through health insurance exchanges. Additionally, there are legal challenges to the ACA in lower courts on other grounds.

The full effects of the ACA cannot be known until it is fully implemented through regulations or guidance issued by CMS and other federal and state healthcare agencies. The financial impact of the ACA over the next few years will depend on a number of factors including but not limited to the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. Although it is too early to determine the full effect of the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products. Other legislative and regulatory initiatives have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. For example, the Drug Supply Chain Security Act of 2013 imposes new obligations on manufacturers of certain pharmaceutical products related to product tracking and tracing. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance documents or interpretations will be changed, or what the impact of such changes on the marketing approvals of octreotide capsules, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Further, in some foreign jurisdictions, including the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval and product launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of octreotide capsules and any future product candidate we may develop to other available therapies. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further, federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from octreotide capsules and any other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We may not be able to maintain our current product liability coverage, and, even if we do, our coverage may not be adequate to cover any or all liabilities that we may incur, which could decrease our cash and harm our business.

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any or all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval of octreotide capsules and any future product candidates we may develop, but we may be unable to obtain commercially reasonable product liability insurance for our product candidates, if approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and harm our business. In addition, we may not be able to maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

Additionally, if any claims are brought against us, even if we are fully covered by insurance, we may suffer harm such as adverse publicity. We also could suffer diversion of attention of technical and management personnel and incur substantial costs in resolving disputes, including litigation, with our insurance provider regarding coverage.

Risks Related to Our Reliance on Third Parties

We are, and expect to be for the foreseeable future, dependent on a limited number of third parties to manufacture octreotide capsules, and our commercialization of octreotide capsules could be halted, delayed or made less profitable if those third parties fail to pass inspections by the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of octreotide capsules or fail to do so at acceptable quality levels or prices or on a timely basis.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product, if regulatory approvals are obtained. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc. with whom we have established a long-term commercial supply agreement, and Bachem Americas Inc., in the United States, as suppliers of the generic API, octreotide acetate. All excipients, or substances formulated together with the API, used in manufacture of octreotide capsules are readily available. The octreotide API is lyophilized, formulated with our TPE technology, and filled into capsules and enteric-coated by Lyophilization Services of New England Inc. (“LSNE”) in Bedford, NH and Encap Drug Delivery, a division of Capsugel, or Encap, in Livingston, Scotland.

The facilities used by our contract manufacturers to manufacture octreotide capsules evaluated by the FDA including pursuant to inspections conducted following the acceptance of our NDA by the FDA for filing. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities and does not approve our NDA for octreotide capsules or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and requirements. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market octreotide capsules, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these requirements could impair our ability to develop, obtain regulatory approval of or market octreotide capsules.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of octreotide capsules if we decided to transfer the manufacture of octreotide capsules to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufactures caused by problems at suppliers could delay shipment of octreotide capsules, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial scale manufacturing of octreotide capsules over time. If the manufacturing costs of octreotide capsules remain at current levels, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have recently established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and LSNE for certain testing and lyophilization services. We are currently in commercial manufacturing agreement negotiations with Encap Drug Delivery. We may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

An important part of our strategy is to seek to enter into licensing or collaboration agreements with respect to octreotide capsules and future product candidates in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing octreotide capsules and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In the event we grant exclusive rights to such partners, we could be precluded from potential commercialization of our product candidates within the territories in which we have a partner. In addition, any termination of our collaboration agreements will terminate any funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs. For example, in July 2014, Roche elected to terminate a license agreement with us for octreotide capsules. As a result, we assumed responsibility for the further development and commercialization of octreotide capsules and will receive no additional funding from Roche for this purpose.

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

We rely, and will rely in the future, on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of octreotide capsules or any future candidates we may develop could be delayed or not obtained at all.

We do not have the ability to conduct all of our clinical trials independently. We will continue to rely on third parties, including clinical investigators, third-party CROs and consultants, to monitor, manage data for, and execute our ongoing nonclinical and planned clinical programs for octreotide capsules and other potential product candidates, and we control only some aspects of their activities. Because we rely on third parties, our internal capacity to perform these functions is limited. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, including, for example, Good Laboratory Practices, the Animal Welfare Act and Good Clinical Practices, or GCPs. Our reliance on third parties does not relieve us of our regulatory responsibilities. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to perform additional clinical trials in support of our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. Failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process.

The third parties conducting our nonclinical studies and clinical trials are not our employees, and, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our nonclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval of or successfully commercialize octreotide capsules and any future product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed.

Risks Related to Our Financial Position and Capital Resources

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date through proceeds from sales of redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through December 31, 2015, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of December 31, 2015, our cash and cash equivalents and marketable securities were $148.8 million. Since inception, we have incurred significant operating losses. Our net loss was $35.9 million for the year ended December 31, 2015 and $2.0 million for the year ended December 31, 2014. As of December 31, 2015, we had an accumulated deficit of $117.4 million. We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. If we obtain regulatory approval of octreotide capsules or any future product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect our research and development expenses to significantly increase in connection with our additional Phase 3 clinical trial for octreotide capsules for the treatment of acromegaly, and clinical trials for octreotide capsules for the treatment of NETs and other indications, and as we explore additional product candidates for our drug pipeline. As a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our ability to become profitable depends upon our ability to generate revenue. Unless and until marketing approval is obtained from either the FDA or EMA for octreotide capsules or any future product candidates we may develop, we may not be able to generate sufficient revenue to attain profitability. In addition, our ability to generate profits after any FDA or EMA approval of our product candidates is subject to our ability to contract for the manufacture of commercial quantities of our product candidates at acceptable cost levels and establish sales and marketing capabilities or identify and enter into one or more strategic collaborations to effectively market and sell any approved product candidate.

Even if octreotide capsules or any future product candidates is approved for commercial sale, any approved product candidate may not gain market acceptance or achieve commercial success. In addition, we would anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

We have a limited operating history and no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Although we commenced operations in 2001, our operations to date have been largely focused on raising capital and developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Octreotide capsules is our only current product candidate for which we have conducted clinical trials and for octreotide capsules we have completed only a single later-stage clinical trial to date. We have not yet demonstrated our ability to successfully complete additional later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

Our business will require additional capital that we have not yet secured. We expect that our cash and cash equivalents as of December 31, 2015 will fund our planned operating expenses and capital expenditure requirements through at least mid-2017. During this period, we expect to seek regulatory approval of octreotide capsules in the United States and, if this is granted, launch octreotide capsules in the United States, initiate an additional Phase 3 clinical trial of octreotide capsules to treat acromegaly required for European regulatory approval, continue development plans for the use of octreotide capsules in other indications, and conduct additional nonclinical studies to expand our product pipeline. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the status of our NDA for octreotide capsules in acromegaly;

•	the amount of our future operating losses;

•	expenses relating to the commercialization of octreotide capsules, if approved;

•	if octreotide capsules is approved, the level of success of its initial commercial launch in the United States;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting additional clinical trials for octreotide capsules and our other drug candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license octreotide capsules, research and other collaborations, joint ventures and other business arrangements;

•	our success in integrating, technologies or companies that we may acquire; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, even if our NDA for octreotide capsules is approved, we may be required to cease or reduce further commercialization, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize octreotide capsules or any future product candidates or operate our business.

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

We are highly dependent upon the principal members of our management team, including Mark Leuchtenberger, our Chief Executive Officer, Roni Mamluk, our Chief Development Officer, Anand Varadan, our Chief Commercial Officer, Tara McCarthy, our General Counsel and Mark J. Fitzpatrick, our Chief Financial Officer. These executives have significant research and development, regulatory industry, sales and marketing, operational, and/or corporate finance and legal experience. The loss of any executive or other principal member of our management team would impair our ability to identify, develop and market new products and conduct successful operations.

In addition, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

We may acquire additional businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions or alliances.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure you that, following an acquisition, we will achieve the revenues or specific net income that justifies the acquisition.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of octreotide capsules and any future product candidates we may develop could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, military conflicts, acts of terrorism and other natural or man-made disasters or business interruptions. Some of our operations are in Israel, which has a history of certain conflicts. The occurrence of any business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce octreotide capsules. Our ability to obtain clinical supplies of octreotide capsules could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, as we do not carry insurance to cover such risks.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain foreign nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling octreotide capsules and any future product candidates we may develop outside of the United States, which could limit our growth potential and increase our development costs.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We collect and store sensitive data, including intellectual property, our proprietary business information and that of our manufacturers, business partners, healthcare professionals and patients. This includes, where required or permitted by applicable laws, personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Compliance with changing European privacy laws could require us to incur significant costs or experience significant business disruption and failure to so comply could result in an adverse impact on our business.

In Europe, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, or the Directive, has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive, or Personal Data, to countries such as the United States, that have not been found to provide adequate protection to such Personal Data. We have not in the past and cannot in the future rely upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of Personal Data by data controllers in the European Economic Area, or the EEA, to the United States. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.

Recently, it was announced that negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that will be referred to as the EU-US Privacy Shield. However, it is likely to be months before all of the details regarding the Privacy Shield program are finalized and a procedure is introduced to allow interested companies to participate in the program. While the details regarding the Privacy Shield program continue to be finalized, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. We may be unsuccessful in establishing conforming means of transferring data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

The Directive may be replaced in time with the pending European General Data Protection Regulation, which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our operations, all of which may adversely affect our business.

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

Filing, prosecuting and defending patents on octreotide capsules and our TPE platform throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights, especially those relating to life sciences, to the same extent as federal and state laws in the United States. For example, novel formulations of existing drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions into or within the United States or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the

United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Octreotide capsules or any future products we may develop may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of octreotide capsules or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop, or commercialize octreotide capsules, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent octreotide capsules from being marketed. Any patent-related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to octreotide capsules or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market octreotide capsules or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign octreotide capsules or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing octreotide capsules or a future product candidate, which could harm our business, financial condition and operating results.

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

Our competitors may seek to market generic versions of any approved products by submitting abbreviated NDAs to the FDA in which our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with octreotide capsules and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We have generated income and are able to take advantage of tax exemptions and reductions resulting from the “beneficiary enterprise” status of our facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund any tax benefits we might already have received. These tax benefits may not be continued in the future at their current levels or at any level. In recent years, the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits may increase our income taxes in the future. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, our increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. Our planned move out of our Jerusalem location in 2016 may also negatively impact the local tax benefits we have received by operating there.

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

Our research and development and administrative facilities and one of our third-party manufacturers are located in Israel and, therefore, our business could be hurt by political and military instability affecting Israel.

Our research and development and administrative facilities and one of our third-party manufacturers’ facilities are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. Instability in the region may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have an adverse effect on our business. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition and results of operations.

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

At December 31, 2015, we had federal net operating loss, or NOL, carryforwards of $56.0 million. The federal NOL carryforwards expire at various dates through 2035. At December 31, 2015 there were no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, substantial changes in our ownership may limit the amount of federal NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. Management has determined that we experienced an ownership change for purposes of Section 382 on August 16, 2005 and May 12, 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $0.1 million for 2015 and each year thereafter. These annual limitations resulted in the loss of our ability to utilize approximately $8.9 million in federal NOL carryforwards, which resulted in a write-off of approximately $3.0 million of federal deferred tax assets prior to 2013. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity acquisitions that have equity as a component and of the purchase price. If additional ownership changes occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be limited. We are currently in process of evaluating whether the recent Series E Preferred Stock equity financing and IPO gave rise to an event of cumulative change in our ownership of more than 50%.

Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of December 31, 2015, our executive officers, directors and principal stockholders collectively controlled 61.2% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. Certain of our existing stockholders, including certain affiliates of our directors, purchased an aggregate of 1,681,250 shares of our common stock in our IPO at the IPO price. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	the commencement, enrollment or results of the planned clinical trials of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates;

•	our ability to obtain coverage and adequate reimbursement from third party payors for octreotide capsules or any other future product candidates;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our growth;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

We have never paid cash dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases, which may not occur.

We have not paid cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 8, 2016, we have 24,275,268 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 4,892,797 shares subject to outstanding options under our stock option plans, the 1,987,846 shares reserved for future issuance under our stock option plans and the 3,621,767 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, where our principal executive and administration, sales and marketing and patient services functions are primarily located, is in a subleased facility located in Newton, Massachusetts. Our Newton sublease expires in March 2016. In March 2016, we will move our corporate headquarters to a subleased facility in Waltham, Massachusetts. Our Waltham sublease expires in March 2023. In addition, our international operations are headquartered in a leased facility located in Jerusalem, Israel, where our research and development and supply chain operational functions are primarily based. Our Jerusalem lease expires in September 2016 when we will move our international operations to a leased facility in Nes Tziona Israel. Our Nes Tziona lease expires in December 2025. Based on our current operating plans, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2015, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “CHMA” on July 16, 2015. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the two quarters ended December 31, 2015:

	High	Low
Year ended December 31, 2015
Third quarter ended September 30, 2015	$30.52	$17.13
Fourth quarter ended December 31, 2015	$24.78	$18.12

Holders of Record

On March 8, 2016, the closing price per share of our common stock was $10.22 as reported on The NASDAQ Global Market, and we had approximately 34 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. We intend to retain future earnings, if any, to operate and expand the business. Payment of any future dividends would be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index, the NASDAQ Biotechnology Index for the period covering from our IPO date of July 16, 2015, through the end of our fiscal year ended December 31, 2015. The graph assumes an investment of $100.00 made on July 16, 2015, in (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Biotechnology Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The graph assumes our closing sale price on July 16, 2015 of $20.00 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.

	7/16/15	7/31/15	8/31/15	9/30/15	10/31/15	11/30/15	12/31/15
Chiasma, Inc.	100.00	117.85	129.80	99.40	113.70	110.95	97.85
NASDAQ Composite	100.00	102.74	95.65	92.54	101.11	102.42	100.50
NASDAQ Biotechnology	100.00	103.55	92.07	82.39	89.31	90.63	91.30

Our fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and NASDAQ and peer group indices as of the close of trading on the last trading day of year presented.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On February 26, 2015, we issued and sold an aggregate of 35,948,023 shares of Series E Convertible Preferred Stock, along with warrants to purchase up to 984,116 shares of common stock, at an exercise price of $9.13 per share for aggregate consideration of $35.9 million. We deemed the offers, sales and issuances of these to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, regarding transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not be registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Upon the closing of our initial public offering, or IPO, all of our outstanding redeemable convertible preferred stock, including the Series E Preferred Stock, automatically converted into 16,403,011 shares of common stock. The shares of common stock issued pursuant to such conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Between January 1, 2015 and March 1, 2016, we granted stock options to purchase an aggregate of 3,836,867 shares of our common stock, with exercise prices ranging from $3.29 to $28.40 per share, to our employees, directors and consultants pursuant to our 2008 and 2015 Stock Incentive Plans. We deemed the grants of these stock options as exempt pursuant to Section 4(a)(2) of the Securities Act or to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration had ether received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock (inclusive of 954,750 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters) in our IPO at a price to the public of $16.00 per share. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-204949), which was filed with the SEC on June 15, 2015 and amended subsequently and declared effective by the SEC on July 15, 2015, and Form S-1MEF (File No. 333-205691), which was filed with the SEC on July 15, 2015 and automatically effective upon filing. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Barclays Capital Inc. and Cowen and Company, LLC acted as joint book-running managers for the offering. William Blair & Company, L.L.C. and Oppenheimer & Co. Inc. acted as co-managers.

We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 16, 2015. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated balance sheet data as of December 31, 2013 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	For the year ended
	2015	2014	2013
	(in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenue from license agreement	$—	$13,166	$73,134
Operating expenses:
Research and development	18,991	11,527	26,455
Marketing, general and administrative	16,456	3,469	8,065

Total operating expenses	35,447	14,996	34,520

Income (loss) from operations	(35,447)	(1,830)	38,614
Other expenses, net	300	5	1,209

Income (loss) before provision for income taxes	(35,747)	(1,835)	37,405
Provision for income taxes	161	176	1,224

Net income (loss)	(35,908)	(2,011)	36,181
Accretion of deemed liquidation related to Series D redeemable convertible preferred stock	—	—	(38,504)
Accretion of redeemable convertible preferred stock	(318)	(904)	(3,034)

Net loss attributable to common stockholders	$(36,226)	$(2,915)	$(5,357)

Earnings per share attributable to common stockholders
Basic	$(3.25)	$(66.21)	$(125.29)

Diluted	$(3.25)	$(66.21)	$(125.29)

Weighted-average shares outstanding:
Basic	11,151,978	44,017	42,760

Diluted	11,151,978	44,017	42,760

	For the year ended
	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$41,039	$40,160	$12,850
Marketable securities	107,715	—	—
Current assets	151,085	40,472	13,288
Total assets	153,108	41,399	14,658
Current liabilities	6,514	4,318	14,465
Long-term liabilities	3,778	4,613	96
Total liabilities	10,292	8,931	14,561
Redeemable convertible preferred stock	—	104,486	70,732
Total stockholders’ equity (deficit)	142,816	(72,018)	(70,635)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a late-stage biopharmaceutical company focused on improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral forms of therapies that are available today only by injection. Using our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral therapies that eliminate the significant limitations and burdens generally associated with existing injectable therapies. We have completed a multinational Phase 3 clinical trial of our most advanced TPE platform-based product candidate, octreotide capsules, for the treatment of acromegaly. We believe octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Our octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on June 15, 2015, seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. On August 14, 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. The FDA has granted a standard review for the NDA and has set a target review date under the Prescription Drug User Fee Act, or PDUFA, of April 15, 2016. Assuming the FDA reviews and responds to our NDA in accordance with the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, we anticipate a regulatory decision on marketing approval in April 2016. In light of our clinical data and feedback from patients and healthcare providers, we believe that octreotide capsules, if approved, could become a new standard of care in acromegaly.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We intend to commercialize octreotide capsules ourselves in the United States, and we plan to explore collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world. Our goal is to become a leading patient-focused biopharmaceutical company by developing and commercializing octreotide capsules for acromegaly and other orphan indications, and leveraging our TPE platform to develop and commercialize novel oral products for other debilitating diseases currently treated by injectable therapies.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our revenue has been related to one license agreement, which has been terminated. Since our inception and through December 31, 2015, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, as described in more detail below, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of December 31, 2015, our consolidated cash, cash equivalents and marketable securities were $148.8 million, of which $1.0 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

Since inception, we have incurred significant operating losses. Our net loss was $35.9 million for the year ended December 31, 2015, and $2.0 million for the year ended December 31, 2014. As of December 31, 2015, we had an accumulated deficit of $117.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years as we continue to incur substantial expenses related to preparing for and proceeding with the commercial launch of octreotide capsules, if approved, additional clinical development of octreotide capsules and the development of additional product candidates.

We expect to incur increasing operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ deficit and working capital. If we obtain regulatory approval of octreotide capsules and any future product candidates we may develop, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect our research and development expenses to significantly increase in connection with our recently initiated Phase 3 clinical trial for octreotide capsules for the treatment of acromegaly to support approval in the European Union, clinical trials for octreotide capsules for the treatment of neuroendocrine tumors, or NET, and other indications, and as we develop additional product candidates for our drug pipeline. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If approved, we anticipate commercial sales of octreotide capsules in mid-2016 at the earliest. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, as well as license and collaboration agreements with potential partners. We may be unable to raise capital when needed or on attractive terms, or to enter into collaborations agreements, which could force us to delay, limit, reduce or terminate our product development or future commercialization efforts. We will need to generate significant revenues to achieve profitability, which we may not be able to achieve.

Roche License Agreement

In December 2012, we signed a license agreement with Roche, which went into effect on January 2013. Pursuant to the license agreement, we granted Roche an exclusive, non-transferable license to all intellectual property related to octreotide capsules. Under the terms of the license, Roche obtained worldwide rights to research, develop, make, import, export, sell, market or distribute the commercial product. We retained certain responsibilities for research and development activities under a joint development plan. The agreement provided for an upfront payment to us of $65.0 million, future consideration of up to $530 million in development and commercial milestones and the right to receive tiered, double-digit royalties on net sales of octreotide capsules.

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

In July 2014, Roche terminated the license agreement and the April 2014 agreement. Upon termination, Roche returned all rights granted under the agreements. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredients, or API, to continue the development and manufacturing of octreotide capsules, together with Roche’s proposed trade name for octreotide capsules, for an aggregate amount of $5.1 million, payable in three annual installments of $1.7 million beginning in 2016. We made the first $1.7 million payment in March 2016. Other than these payments, we have no further financial and operational obligations to Roche. During 2014, we recognized revenue of $13.2 million, including the first installment payment of $1.3 million under the April 2014 agreement. We did not recognize any revenue during the year ended December 31, 2015. Pursuant to the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property.

Financial Overview

Revenue

Our revenue was derived from a license agreement with Roche, which included amounts recognized for research and development services provided and earned under the agreement. We do not expect to generate revenue from product sales until mid-2016 at the earliest, assuming our NDA for octreotide capsules in acromegaly is approved by the FDA. If we fail to complete the development of octreotide capsules or any future product candidates in a timely manner or obtain regulatory approval for them, our ability to generate product sales, and our consolidated results of operations and financial position, would be adversely affected.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology and toxicology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs include expanding our technology platform as well as early development of specific product candidates.

Our research and development costs consist of compensation expenses for our full-time research and development employees as well as outside service and material related expenses. As we expand the clinical development of octreotide capsules and additional products, we expect the amount of research and development spending to continue to grow. The majority of our research and development expenses are being spent on the development of octreotide capsules, including manufacturing validation, regulatory and clinical activities, and our TPE platform and our early stage programs.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to obtain regulatory approval for octreotide capsules outside the United States and to expand the indications for octreotide capsules, and to further advance our nonclinical and earlier stage research and development projects into clinical stages. The successful development of octreotide capsules and other product candidates we may develop is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of octreotide capsules, or any of our nonclinical programs or the period, if any, in which material net cash inflows from these product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We anticipate that our research and development expenses will increase in 2016 as we purchase active pharmaceutical ingredient prior to our PDUFA date, continue to focus on our further nonclinical development on a second product candidate and our Phase 3 trial in Europe.

Marketing, General and Administrative

Marketing expenses consist of professional fees related to preparation for the eventual commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. As we accelerate our preparation for commercialization and, if it is approved, start to market octreotide capsules and as we explore new collaborations to develop and commercialize octreotide capsules and other products, we anticipate that these expenses will materially increase.

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

Other Expenses, Net

Other expenses consists mainly of interest incurred on our long-term obligations, net of interest income earned on our investments.

Provision for Income Taxes

We are subject to federal and state income taxes for earnings generated in the United States, and foreign taxes on earnings of our wholly-owned Israeli subsidiary. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiary permanent items, discrete items, and unrecognized tax benefits. We file U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2011 and subsequent tax years remain subject to examination by the applicable taxing authorities as of December 31, 2015. However, U.S. NOL carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

Results of Operations

Comparison for the Years Ended December 31, 2015 and 2014

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Revenue

	2015	2014	$ Change	Percent change
	($ in thousands)
Revenue from license agreement	$—	$13,166	$(13,166)		*

*	Not a meaningful percentage

Revenues during the year ended December 31, 2014 were generated solely from our license agreement with Roche and were recognized on a proportional performance basis. During the year ended December 31, 2014, we recognized $13.2 million. During the year ended December 31, 2014, our license agreement with Roche was terminated and the amounts recognized in 2014 represent the final amount earned under the license agreement.

Research and Development

	2015	2014	$ Change	Percent change
	($ in thousands)
Research and development	$18,991	$11,527	$7,464	65%

During the year ended December 31, 2015, our total research and development expenses increased by $7.5 million, or 65%, compared to the prior year, primarily due to expenses related to the filing of an NDA for octreotide capsules in acromegaly in the United States, activities associated with the manufacturing process validation, recently initiated Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly in Europe and an increase in salaries and related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

	2015	2014	$ Change	Percent change
	($ in thousands)
Marketing	$7,317	$—	$7,317	*
General and administrative	9,139	3,469	5,670	163%

Total marketing, general and administrative expenses	$16,456	$3,469	$12,987	374%

*	Not a meaningful percentage

For the year ended December 31, 2015, our marketing expenses increased by $7.3 million compared to the prior year related to the initiation of pre-commercial activities related to octreotide capsules.

For the year ended December 31, 2015, our general and administrative expenses increased by $5.7 million, or 163%, compared to the prior year, related to greater compensation-related expenses associated with our expanding US office as well as increased professional and consulting fees associated with being a public company.

Other Expenses, net

Other expenses totaled $0.3 million for the year ended December 31, 2015 and were $5,000 in the year ended December 31, 2014. The increase was the result of the imputed interest associated with the long-term obligation related to the acquisition of API and trade name MYCAPSSA from Roche and foreign currency fluctuations offset by interest income from our cash equivalents and marketable securities.

Provision for Income Taxes

Our total tax provision was $0.2 million for the year ended December 31, 2015, representing an effective tax rate of (0.5%), as compared to a tax provision of $0.2 million for the year ended December 31, 2014, representing an effective tax rate of (9.6%).

Our deferred tax assets at December 31, 2015 and 2014 were approximately $70,000 and $40,000, respectively. Deferred tax assets were reported net of valuation allowances of $24.8 million and $11.3 million at December 31, 2015 and 2014, respectively, primarily as a result of the recording of a full valuation allowance against net operating loss, or NOL, carryforwards, as we believe it is more likely than not that we will not be able to generate sufficient future taxable income to absorb them. At December 31, 2015, we had federal NOL carryforwards of $56.0 million. The federal NOL carryforwards expire at various dates through 2035. At December 31, 2015, we had no Israeli NOL carryforwards. At December 31, 2015, we had approximately $1.0 million of federal alternative minimum tax credit carryforwards that do not expire.

Our effective tax rate differs from the statutory rate each year primarily due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Comparison for the Years Ended December 31, 2014 and 2013

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Revenue

	2014	2013	$ Change	Percent change
	($ in thousands)
Revenue from license agreement	$13,166	$73,134	$(59,968)	(82%)

Revenues during the years ended December 31, 2014 and 2013 were generated solely from our license agreement with Roche and were recognized on a proportional basis. During the year ended December 31, 2014, our license agreement with Roche was terminated and the amounts recognized in 2014 and 2013 represent the entire amount earned under the license agreement. During the year ended December 31, 2013, we recognized $73.1 million of the total $85.0 million of upfront and milestone payments that were invoiced and collected from Roche.

Research and Development

	2014	2013	$ Change	Percent change
	($ in thousands)
Research and development	$11,527	$26,455	$(14,928)	(56%)

During the year ended December 31, 2014, our total research and development expenses decreased by $14.9 million, or 56%, compared to the prior year, primarily due to the completion of our Phase 3 clinical trial of octreotide capsules in acromegaly, offset by the accrual and expense of $4.4 million for our purchase of API and other supplies related to octreotide capsules in connection with the termination of our license agreement with Roche. The decrease in research and development expenses also reflected the reversal of a one-time employee termination liability we previously recorded in 2013. In March 2013, following the signing of the Roche license agreement and in anticipation of transferring our intellectual property related to octreotide capsules to Roche, management and the board of directors approved a one-time involuntary employee termination plan. The termination process was expected to be completed within one year. The estimated fair value of the one-time termination liability of $1.8 million was recorded over the required service period through the involuntary termination date for affected employees. During 2014 and 2013, we paid a total of $0.5 million and $0.6 million, respectively, of termination payments to departing employees. In July 2014, following Roche’s decision not to submit a regulatory filing for octreotide capsules and its corresponding termination of the license agreement, we canceled the employee termination plan and reversed the majority of the corresponding liability previously recorded in 2013.

General and Administrative

	2014	2013	$ Change	Percent change
	($ in thousands)
General and administrative	$3,469	$8,065	$(4,596)	(57%)

For the year ended December 31, 2014, our general and administrative expenses decreased by $4.6 million, or 57%, compared to the prior year, related in part to a reduction of workforce that was previously planned in conjunction with the license agreement with Roche. Our general and administrative employee headcount was reduced from eight at December 31, 2013 to three at December 31, 2014. In addition, legal and accounting, recruiting, business development, insurance, travel and facilities costs not allocated to research and development declined by $2.4 million in 2014 compared to 2013.

Other Expenses, net

Other expenses totaled $5,000 for the year ended December 31, 2014 and $1.2 million for the year ended December 31, 2013. The decrease was the result of the repayment of the outstanding principal and accrued interest on a loan agreement. In February 2013, we terminated our existing loan agreement.

Change in Fair Value of Preferred Stock Warrant Liability

During 2013, we recorded a $60,000 increase in the fair value of warrant liability that reflected changes in the fair value of these preferred stock warrants through the date of a cashless exercise for shares of Series C preferred. These warrants were issued in conjunction with a loan agreement that was repaid in 2013. The amount reflected an adjustment to bring the warrants to their fair value on the day of exercise. There were no outstanding preferred stock warrants as of December 31, 2014 and 2013.

Provision for Income Taxes

Our total tax provision was $0.2 million for the year ended December 31, 2014, representing an effective tax rate of (9.6%), as compared to a tax provision of $1.2 million for the year ended December 31, 2013, representing an effective tax rate of 3.3%. The lower tax provision in 2014 was mainly attributable to a federal alternative minimum tax liability resulting from our U.S. taxable income in 2013.

Our effective tax rate differs from the statutory rate each year primarily due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through December 31, 2015 we raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, $106.5 million was from issuing shares of common stock in our IPO, $161.4 million was from the issuance of private securities and

$12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock.

At December 31, 2015, our cash, cash equivalents and marketable securities were $148.8 million compared to $40.2 million at December 31, 2014. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds and short terms corporate notes, and are stated at fair value. We did not hold any mortgage asset-backed or auction-rate securities in our investment portfolio as of December 31, 2015. Our Israeli subsidiary held $1.0 million of cash as of December 31, 2015. All of our cash held outside of the United States is available for corporate use.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, seeking regulatory approval of octreotide capsules and preparation for commercial launch of octreotide capsules in the United States, if approved, manufacturing of octreotide capsules for market consumption and clinical trial uses, clinical trial costs (including an additional Phase 3 clinical trial to support European regulatory approval), compensation and related expenses, third-party clinical and nonclinical research and development services, laboratory and related supplies, legal and other regulatory expenses, and other general operating costs.

We expect that our cash, cash equivalents and marketable securities as of December 31, 2015 will fund our planned operating expenses and capital expenditure requirements through at least mid-2017. During this period, we expect to seek regulatory approval for octreotide capsules in acromegaly in the United States and, if granted; launch octreotide capsules in the United States; initiate an additional Phase 3 clinical trial of octreotide capsules to treat acromegaly to support European regulatory approval; continue clinical development plans for the use of octreotide capsules in other indications, including NET; and conduct additional nonclinical studies to expand our product pipeline. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our octreotide capsules and potential product candidates are in various stages of clinical and nonclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules and any other product candidates we may develop or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	the costs, timing and outcome of regulatory review of octreotide capsules and any future product candidates;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the progress and results of our clinical trials of octreotide capsules;

•	the scope, progress, results, and costs of nonclinical development, laboratory testing and clinical trials for future product candidates we may develop;

•	the number and development requirements of other product candidates that we pursue;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration arrangements. We are not currently eligible to file a shelf registration statement; however, we believe that shelf registration statements can contribute, when used, to greater financing flexibility. To that end, we plan to file a shelf registration statement on Form S-3 with the SEC once we are eligible to do so. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2015 and 2014:

	2015	2014
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(33,303)	$(6,401)
Investing activities	(109,112)	85
Financing activities	143,294	33,626

Operating Activities

Net cash used in operating activities was $33.3 million in 2015, and primarily consisted of $35.9 million in net loss, adjusted for non-cash items of $3.8 million (primarily stock-based compensation and imputed interest related to our Roche liability) and was offset by working capital increases of $1.2 million. Net cash used in operating activities was $6.4 million in 2014, and primarily consisted of $2.0 million in net loss, adjusted for non-cash items of $1.1 million (primarily stock-based compensation and depreciation) and was offset by working capital increases of $5.5 million primarily decreases in current liabilities. The increase in our cash used was driven by increased activities related to filing of an NDA for octreotide capsules in acromegaly in the United States, activities associated with the manufacturing process validation, increased financial consulting cost, compensation related expenses associated with our expanding US office as well as increased professional service fees.

Investing Activities

Net cash used in investing activities was $109.1 million for the year ended December 31, 2015, compared to cash provided by investment activities of $85,000 for the year ended December 31, 2014. The increase in cash used in investing activities in 2015 as compared to the prior year was primarily the result of the investment of our IPO funds through the acquisition of marketable securities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 of $143.3 million was mainly due to proceeds from our IPO and the issuance of the second tranche of our Series E redeemable convertible preferred stock together with common stock warrants, compared to cash provided by financing activities of $33.6 million for the year ended December 31, 2014 resulting from the issuance of the first tranche of our Series E redeemable convertible preferred stock and common stock warrants.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	($ in thousands)
Operating leases	$12,220	$829	$3,245	$3,208	$4,938
Short term purchase obligations	14,149	9,360	4,789	—	—
Long-term purchase obligations	5,100	1,700	3,400	—	—

Total contractual obligations	$31,469	$11,889	$11,434	$3,208	$4,938

Operating Leases. This amount represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2015 for our current and future facilities in the U.S. and Israel. The minimum lease payments do not include common area maintenance charges or real estate taxes.

Short-term obligation. As of December 31, 2015, the Company has committed to purchasing approximately $14.1 million of active pharmaceutical ingredient supplies over the next 18 months, of which $7.4 million of deliveries are anticipated during the first half of 2016.

Long-term Purchase Obligation. Upon termination of the Roche agreement in 2014, we purchased API supplies from Roche to continue the development and manufacturing of octreotide capsules and Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. The Company made the first $1.7 million payment in March 2016. We have no further obligations to Roche upon full payment of these amounts.

The table excludes potential payments we may be required to make under manufacturing and CRO agreements as the timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. When one or more of the revenue recognition criteria are not met, we defer the recognition of revenue and records deferred revenue until such time that all criteria are met. For the years ending December 31, 2014 and 2013, our revenue was derived primarily from our now terminated license agreement with Roche. The terms of the agreement included a non-refundable upfront fee; contingent development, commercial, and clinical milestone payments; reimbursement of certain research and development costs; and royalty payments on sales. We did not have any revenue for the year ended December 31, 2015.

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

Stock-based Compensation

We issue stock-based awards to employees and nonemployees generally in the form of stock options. We account for our stock-based awards in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations based on their fair values on the date of grant. We account for stock-based awards to nonemployees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the nonemployee award to be remeasured as the award vests. For employee stock-based awards with only service conditions, we recognize compensation on a straight line basis over the requisite service period, which is usually the vesting period of the award, net of estimated forfeitures. We have granted some performance based awards where the vesting of the options is accelerated upon achievement of certain of our operational milestones. In these cases, stock-based compensation expense is accelerated when it is considered probable that our operational milestone will be met.

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

For a detailed description of how we estimate fair value for purposes of option grants and the methodology used in measuring stock-based compensation expense, see “Stock-based Compensation and Common Stock Valuation” below. Since the IPO in July 2015, stock option values are now determined based on the trading price of our common stock.

Income Taxes

The consolidated financial statements presented elsewhere in this Annual Report on Form 10-K reflect provisions for federal, state, local and foreign income taxes. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. We cannot be certain that future U.S. taxable income will be sufficient to realize our deferred tax assets and, accordingly, a full valuation allowance has been provided against our U.S. net deferred tax assets.

We evaluate the tax positions we have taken when preparing our federal, state, local and foreign income tax returns, and determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. As of December 31, 2015 and 2014, we have provided a liability of $0.4 million and $0.2 million, respectively. We account for interest and penalties related to uncertain tax positions as part of our other expenses.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2015, we had $41.0 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short term corporate notes. In addition we had $107.8 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of $0.3 million. As of December 31, 2015, we did not have any outstanding borrowings so that we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months has been approximately 25%, 10% and 11%, respectively. As of December 31, 2015, we held $1.0 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(d)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

3.2	Amended and Restated Bylaws of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

4.1	Form of Common Stock certificate of the Company, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated as of December 16, 2014, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.3	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series D preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.4	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series E preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.1†	Israeli Stock Option Plan 2003 and forms of agreements thereunder, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.2†	2015 Stock Option and Incentive Plan and forms of agreement thereunder, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.3†	2015 Employee Stock Purchase Plan , incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.4†	Senior Executive Cash Incentive Bonus Plan, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.5†	Amended and Restated Employment Agreement dated May 29, 2015 by and between the Company and Mark Leuchtenberger, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.6†	Employment Agreement dated as of June 1, 2006, as amended, by and between Chiasma (Israel) Ltd. and Roni Mamluk, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.7†	Employment Agreement dated as of May 8, 2015 by and between the Company and Mark J. Fitzpatrick, , incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.8†	Employment Agreement dated as of June 2, 2010, as amended, by and between Chiasma (Israel) Ltd. and Chaime Orlev, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.9	Employment Agreement dated as of July 30, 2015 by and between the Company and Anand Varadan, incorporated by reference from our Quarterly Report on Form 10-Q filed on November 11, 2015

10.10	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

Exhibit No.

10.11	Lease Agreement dated as of September 5, 2008, as amended, by and between Chiasma (Israel) Ltd. And RMP Assets Ltd. , incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.12	Sublease effective as of May 12, 2015 by and between Cyber-Ark Software and the Company, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.13†	Non-Employee Director Compensation Policy, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on June 15, 2015 (File No. 333-204949)

10.14*	Sublease dated as of November 20, 2015 by and between the Company and Cimpress USA Incorporated (f/k/a Vistaprint USA, Incorporated)

10.15*	Lease Agreement dated as of January 5, 2016 by and between the Company and Africa Israel Assets Ltd., Af-Sar Ltd. And Weizmann Institute of Science

10.16*†	Employment Agreement dated as of November 18, 2015 by and between the Company and Tara McCarthy

21.1*	Subsidiaries of the Company

23.1*	Consent of Kost Forer Gabbay & Kasierer

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Condensed Consolidated Balance Sheets as of December 31, 2015 and 2014 (b) our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013, (c) our Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013, (d) our Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013 and (e) the Notes to such Condensed Consolidated Financial Statements

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newton, Commonwealth of Massachusetts, on March 17, 2016.

Chiasma, Inc.

By:	/s/ Mark Leuchtenberger
Mark Leuchtenberger
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Leuchtenberger Mark Leuchtenberger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2016

/s/ Mark Fitzpatrick Mark Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2016

/s/ David Stack David Stack	Director	March 17, 2016

/s/ John F. Thero John F. Thero	Director	March 17, 2016

/s/ Todd Foley Todd Foley	Director	March 17, 2016

/s/ Ansbert Gadicke, M.D. Ansbert Gadicke, M.D.	Director	March 17, 2016

/s/ Bard Geesaman, M.D., Ph.D. Bard Geesaman, M.D., Ph.D.	Director	March 17, 2016

/s/ James R. Tobin James R. Tobin	Director	March 17, 2016

/s/ Scott Minick Scott Minick	Director	March 17, 2016

/s/ John Scarlett, M.D. John Scarlett, M.D.	Director	March 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chiasma Inc.

We have audited the accompanying consolidated balance sheets of Chiasma Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiasma Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

March 17, 2016

CHIASMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$41,039	$40,160
Marketable securities	107,715	—
Prepaid expenses and other current assets	2,331	312

Total current assets	151,085	40,472
Property and equipment, net	676	615
Other assets	1,347	312

Total assets	$153,108	$41,399

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$157	$318
Current maturities of long term commitment	1,700	—
Accrued expenses	4,657	4,000

Total current liabilities	6,514	4,318
Long-term liabilities	3,778	4,613

Total liabilities	10,292	8,931

Commitments and Contingencies (Note 15)

Redeemable convertible preferred stock, $0.01 par value:
Series B1’ preferred, no authorized and issued shares as of December 31, 2015; and authorized 1,134,997 shares; issued 1,134,997 shares; aggregate liquidation preference and redemption value of $7,218,438 at December 31, 2014	—	9,144
Series C’ preferred, no authorized and issued shares as of December 31, 2015; and authorized 40,719,409 shares; issued 40,430,250 shares; aggregate liquidation preference and redemption value of $40,430,250 at December 31, 2014	—	40,430
Series D’ preferred, no authorized and issued shares as of December 31, 2015; and authorized 38,504,439 shares; issued 38,504,439 shares; aggregate liquidation preference and redemption value of $22,054,186 at December 31, 2014	—	22,054
Series E preferred, no authorized and issued shares as of December 31, 2015; and authorized 45,000,000 shares; issued 33,774,763 shares; aggregate liquidation preference and redemption value of $33,774,763 at December 31, 2014	—	32,858

Total redeemable convertible preferred stock	—	104,486

Stockholders’ equity (deficit):
Common stock, $0.01 par value; authorized 125,000,000 shares at December 31, 2015, and 175,000,000 shares at December 31, 2014; issued and outstanding 24,012,597 shares at December 31, 2015, and 44,326 shares at December 31, 2014	240	—
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	259,969	9,490
Accumulated other comprehensive income	23	—
Accumulated deficit	(117,416)	(81,508)

Total stockholders’ equity (deficit)	142,816	(72,018)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$153,108	$41,399

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(in thousands except share and per share data)
Revenue from license agreement	$—	$13,166	$73,134

Operating expenses:
Research and development	18,991	11,527	26,455
Marketing, general and administrative	16,456	3,469	8,065

Total operating expenses	35,447	14,996	34,520

Income (loss) from operations	(35,447)	(1,830)	38,614
Other expenses, net	300	5	1,209

Income (loss) before provision for income taxes	(35,747)	(1,835)	37,405
Provision for income taxes	161	176	1,224

Net income (loss)	(35,908)	(2,011)	36,181

Accretion of deemed liquidation related to Series D redeemable convertible preferred stock	—	—	(38,504)
Accretion of redeemable convertible preferred stock	(318)	(904)	(3,034)

Net loss attributable to common stockholders	$(36,226)	$(2,915)	$(5,357)

Earnings per share attributable to common stockholders
Basic	$(3.25)	$(66.21)	$(125.29)

Diluted	$(3.25)	$(66.21)	$(125.29)

Weighted-average shares outstanding:
Basic	11,151,978	44,017	42,760

Diluted	11,151,978	44,017	42,760

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(35,908)	$(2,011)	$36,181
Other comprehensive income:
Unrealized gains on available for sale securities, net	23	—	—

Total other comprehensive income	23	—	—

Comprehensive income (loss)	$(35,885)	$(2,011)	$36,181

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock															Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Series B1 Preferred		Series B1’ Preferred		Series C Preferred		Series C’ Preferred		Series D Preferred		Series D’ Preferred		Total	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
							(in thousands except shares)
Balance, January 1, 2013	1,134,997	$9,144	—	$—	40,239,409	$39,829	—	$—	24,265,554	$22,836	—	$—	$71,809	32,159	$—	$9,072	$(77,174)	$(68,102)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	745	—	745
Exercise of warrants into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	11,399	—	28	—	28
Exercise of warrants into Series C redeemable convertible preferred stock	—	—	—	—	190,841	191	—	—	—	—	—	—	191	—	—	—	—	—
Issuance of Series D redeemable convertible preferred stock and warrants for common stock, net of issuance costs of $40	—	—	—	—	—	—	—	—	14,238,885	12,149	—	—	12,149	—	—	2,051	—	2,051
Accretion of deemed liquidation related to Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	38,504	—	—	38,504	—	—	—	(38,504)	(38,504)
Redemption of Series D redeemable convertible preferred stock for cash	—	—	—	—	—	—	—	—	—	(54,955)	—	—	(54,955)	—	—	—	—	—
Redemption of redeemable convertible preferred stock into redeemable convertible preferred prime stock	(1,134,997)	(9,144)	1,134,997	9,144	(40,430,250)	(40,430)	40,430,250	40,430	(38,504,439)	(20,147)	38,504,439	20,147	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	—	410	—	—	—	1,613	—	1,011	3,034	—	—	(3,034)	—	(3,034)
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,181	36,181

Balance, December 31, 2013	—	$—	1,134,997	$9,144	—	$—	40,430,250	$40,430	—	$—	38,504,439	$21,158	$70,732	43,558	$—	$8,862	$(79,497)	$(70,635)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock											Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Series B1’ Preferred		Series C’ Preferred		Series D’ Preferred		Series E Preferred		Total	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
			(in thousands except shares)
Balance, December 31, 2013	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$21,158	—	$—	$70,732	43,558	$—	$8,862	$(79,497)	$(70,635)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	756	—	756
Exercise of stock options	—	—	—	—	—	—	—	—	—	768	—	2	—	2
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $151 and warrants for common stock	—	—	—	—	—	—	33,774,763	32,850	32,850	—	—	774	—	774
Accretion of redeemable convertible preferred stock	—	—	—	—	—	896	—	8	904	—	—	(904)	—	(904)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,011)	(2,011)

Balance, December 31, 2014	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$22,054	33,774,763	$32,858	$104,486	44,326	$—	$9,490	$(81,508)	$(72,018)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock									Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (deficit)
	Series B1’ Preferred		Series C’ Preferred		Series D’ Preferred		Series E Preferred		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
			(in thousands except shares)
Balance, December 31, 2014	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$22,054	33,774,763	$32,858	$104,486	44,326	$—	$9,490	$—	$(81,508)	$(72,018)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,258	—	—	3,258
Exercise of stock options	—	—	—	—	—	—	—	—	—	205,721	2	682	—	—	684
Exercise of warrants	—	—	—	—	—	—	—	—	—	39,789	1	13	—	—	14
Additional paid in capital on account of vested portion of restricted stocks	—	—	—	—	—	—	—	—	—	—	—	63	—	—	63
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $258 and warrants for common stock	—	—	—	—	—	—	35,948,023	34,213	34,213	—	—	1,477	—	—	1,477
Issuance of common stock, conversion of preferred stock	(1,134,997)	(9,144)	(40,430,250)	(40,430)	(38,504,439)	(22,054)	(69,722,786)	(67,389)	(139,017)	16,403,011	164	138,853	—	—	139,017
Issuance of common stock, Initial public offering net of issuance costs of $2,394	—	—	—	—	—	—	—	—	—	7,319,750	73	106,451	—	—	106,524
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	318	318	—	—	(318)	—	—	(318)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,908)	(35,908)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	$—	24,012,597	$240	$259,969	$23	$(117,416)	$142,816

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013
	($ in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(35,908)	$(2,011)	$36,181
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	201	272	322
Stock-based compensation	3,258	756	745
Amortization of premium on marketable securities, net	46	—	—
Provision (benefit) for deferred income taxes	(30)	28	(57)
Non-cash interest expense	349	—	158
Change in fair value of Series C redeemable convertible preferred stock warrant liability	—	—	60
(Gain) loss on sale of property and equipment	(5)	91	221
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,737)	69	173
Accounts payable	(161)	(2,023)	1,032
Accrued expenses	657	(5,242)	4,355
Deferred revenue and customer advances	—	(2,883)	2,883
Other assets	(171)	26	24
Long-term liabilities	198	4,516	97

Net cash provided by (used in) operating activities	(33,303)	(6,401)	46,194
Cash Flows From Investing Activities:
Purchase of marketable securities	(108,236)	—	—
Maturities of marketable securities	500	—	—
Increase (decrease) in value of other assets	(1,119)	7	(6)
Purchases of property and equipment	(269)	—	(23)
Proceeds from sale of property and equipment	12	78	11

Net cash provided by (used in) investing activities	(109,112)	85	(18)
Cash Flows From Financing Activities:
Repayment of long-term debt	—	—	(11,088)
Proceeds from issuance of Series D redeemable convertible preferred stock and warrants for common stock, net	—	—	14,199
Redemption of Series D redeemable convertible preferred stock	—	—	(54,955)
Proceeds from issuance of Series E redeemable convertible preferred stock and warrants for common stock, net	35,690	33,624	—
Proceeds from the issuance of common stock, net	106,524	—	—
Proceeds from issuance of restricted stock	382	—	—
Exercise of warrants	14	—	—
Exercise of stock options	684	2	28

Net cash provided by (used in) financing activities	143,294	33,626	(51,816)

Net increase (decrease) in cash and cash equivalents	879	27,310	(5,640)
Cash and cash equivalents, beginning of year	40,160	12,850	18,490

Cash and cash equivalents, end of year	$41,039	$40,160	$12,850

Supplemental Non-Cash Financing Activities:
Conversion of preferred stock	$139,017	$—	$—

Conversion of warrants into Series C redeemable convertible preferred stock	$—	$—	$191

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$921

Cash paid for income taxes	$69	$114	$1,176

Cash received for interest	$33	$—	$—

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of business

Chiasma, Inc. is a late-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. The Company is dedicated to improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral therapies that are currently available only as injections. The Company has completed a multinational Phase 3 clinical trial of its most advanced Transient Permeability Enhancer platform-based product candidate, octreotide capsules, for the treatment of acromegaly and has filed a New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”). In August 2015, the Company received notice that the NDA was accepted for filing to permit a substantive review and the FDA set a Prescription Drug User Fee Act (“PDUFA”) date of April 15, 2016. The FDA also has conditionally accepted the proposed trade name of MYCAPSSA for octreotide capsules. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through our Initial Public Offering (“IPO”) and issuance of redeemable convertible preferred stock, long-term debt, and proceeds from a license agreement. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries, Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to herein as the Company. The Company’s product development facilities are in Israel.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars. The consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2015, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements related to revenue recognition, the fair value of common stock and other equity instruments, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Chiasma, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments which mature within three months or less from the date of purchase.

Marketable Securities

The Company’s investments primarily consisted of commercial paper and other corporate debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities are included in other income, net.

If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency. Monetary assets and liabilities denominated in foreign currency are re-measured at current rates and non-monetary assets denominated in foreign currency are recorded at historical exchange rates. Realized and unrealized exchange gains or losses from transactions and re-measurement adjustments are reflected in other income (expense), net, in the accompanying consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income (loss) includes unrealized gains and losses on available for sale securities, which are disclosed in the accompanying consolidated statements of comprehensive income (loss). There were no reclassifications out of comprehensive income for the years ended December 31, 2015, 2014 and 2013.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Other assets

Other assets consist of long-term restricted deposits and prepayments. Long-term restricted deposits represent interest-bearing money market accounts held as a security deposit against a bank guarantee issued with respect to the Company’s leased office and laboratory space in the U.S. and Israel.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and long-term restricted deposits. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any significant losses in these deposits. The Company regularly invests excess operating cash in deposits with major financial institutions and money market funds and in notes issued by the U.S. government, as well as in fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

Asset Category	Estimated Useful Lives
Computer equipment and software	3 years
Office furniture and equipment	7—17 years (mainly 7)
Laboratory equipment	7—17 years (mainly 10)
Leasehold improvements	The lesser of lease term or estimated useful lives

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and to be recognized. The amount of impairment loss to be recognized is the excess of the carrying value over the fair value of the related asset. For the years ended December 31, 2015 and 2014, no impairments have been recorded.

Financial instruments

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to the short-term nature of those financial instruments.

Employment termination costs

The Company accrues employment termination liabilities when (a) management, having the authority to approve the action, commits to a plan of termination; (b) the plan identifies the number of employees to be terminated, their job classifications or functions, their locations, and the expected completion date; (c) the plan establishes the terms of the arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive upon involuntary termination; (d) it is unlikely that significant changes to the plan will be made or withdrawn; and (e) the plan has been communicated to the affected employees. When employees are required to render services beyond the minimum retention period through the involuntary termination date in order to receive the termination benefits, a liability is measured initially at the communication date based on the fair value of the liability, and is recognized ratably over the future service period through expected termination date. The Company reverses the liability when events or circumstances occur that discharge or remove its responsibility to settle the termination liability.

Revenue recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. When one or more of the revenue recognition criteria are not met, the Company defers the recognition of revenue and records deferred revenue until such time that all criteria are met. For the years ending December 31, 2014 and 2013, the Company’s revenue was derived from our now terminated license agreement (see Note 8). The terms of the agreement included a non-refundable upfront fee; contingent development, commercial, and clinical milestone payments; reimbursement of certain research and development costs; and royalty payments on sales.

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

The Company recognizes revenue using the proportional performance method when services are rendered. Under the proportional performance method, revenue is recognized based on costs incurred to date as a percentage of total estimated cost to complete.

At the inception of the license agreement, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered items as a result of a specific outcome from the Company’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. In making this assessment, the Company evaluates factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. The Company recognizes revenues related to substantive milestones in full in the period in which the substantive milestone is achieved.

The Company recognizes royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories and in the period the sales occur.

Long-term purchase obligation

Long-term purchase obligation, included within long-term liabilities and respected current maturities, represents aggregate amounts payable for the purchases of certain active pharmaceutical ingredient (“API”) supplies and a trade name for the drug pursuant to an agreement entered into following the termination of the license agreement (see Note 8). The amount is payable in three equal annual amounts and is recorded at its present value. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is accreted over the payment term and classified as other expense, net. Costs associated with the purchase of API were charged to research and development, and costs associated with the trade name were charged to marketing, general and administrative expense in the accompanying consolidated statements of operations.

Research and development

Research and development costs are expensed as incurred. Research and development costs include payroll and personnel expense, consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overhead including depreciation and amortization, rent, and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

Clinical trial costs

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties on an evaluation of the progress to completion of specific tasks using data such as hours spent in performance of services, patient enrollment, clinical site activation, and other information provided to the Company by its vendors.

Patent costs

Patent costs are expensed as incurred as their realization is uncertain. These costs are classified as marketing, general and administrative in the accompanying consolidated statements of operations.

Redeemable convertible preferred stock

The Company classifies redeemable convertible preferred stock as temporary equity in the accompanying consolidated balance sheets due to redemption rights granted to the holders that are outside of the Company’s control. The Company recorded redeemable convertible stock initially at the original issuance price net of issuance costs and discounts, if any, according to relative fair value method. When the initial recorded amount is less than the redemption value, the Company accretes the recorded amount up to the redemption value over the redemption period using the effective interest method, plus dividends expected to be paid upon redemption, if any. The Company accretes the deemed liquidation upon the occurrence of any such event. On the effective date of our IPO, the redeemable convertible preferred stock automatically converted into common stock.

Warrants

The Company issued common stock warrants to investors and redeemable convertible preferred stock warrants to its lender. Common stock warrants were initially recorded based on their relative fair value in relationship to the total fair value of the hybrid debt or equity instruments. Redeemable convertible preferred stock warrants were initially recorded at fair value.

Common stock warrants issued in connection with the issuance of redeemable convertible preferred stock (see Note 10) were classified as a component of stockholders’ equity because they are free standing financial instruments that are legally detachable and separately exercisable from the redeemable convertible preferred stock, are contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the common stock warrants require physical settlement and do not provide any guarantee of value or return. Common stock warrants were initially recorded at their relative fair value and were not subsequently re-measured. Common stock warrants were valued using Black-Scholes.

Stock-based compensation

The Company accounts for all stock-based compensation granted to employees and nonemployees using a fair value method. Stock-based compensation is measured at the grant date fair value of employee stock option grants and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. Stock-based compensation awards to nonemployees are subject to revaluation over their vesting terms. For performance based awards where the vesting of the options may be accelerated upon the achievement of certain milestone performance, vesting and the related stock-based compensation is recognized as an expense when the achievement of the milestone is probable over the requisite service period.

For modification of stock compensation awards, the Company records the incremental fair value of the modified award as stock-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

The Company recognizes, as expense, the estimated fair value of all share-based payments to employees which is determined using the Black-Scholes option pricing model. The Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that the Company grants stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies, which were selected based upon industry similarities. The interest rate for periods within the expected term of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method. Computation of expected forfeitures is based on historical data to estimate pre-vesting option forfeitures of our stock options. Currently, we use an estimated forfeiture rate of 0%.

For options granted to non-employees, the expected life of the option used is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. Stock-based compensation expense for awards granted to non-employees is adjusted as the award vests to reflect the current fair value of such awards, and is recognized using an accelerated attribution model.

Income taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-

not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its other expenses.

Contingent liabilities

In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims and assessments. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2015, 2014, and 2013, we were not subject to any material litigation or claims and assessments.

Earnings per share attributable to common stockholders

The Company computes basic earnings per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Earnings attributable to common stockholders and participating redeemable convertible preferred stock is allocated to each share on an as-converted basis as if all of the net loss for the period had been distributed. During periods in which the Company incurred a net loss, the Company allocates no net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company. The Company computes diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for the Company in 2018. Early adoption is permitted in 2017. The Company is currently evaluating the impact the standard may have on its consolidated financial statements.

In August 2014, the FASB issued new guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of the standard will be effective for the annual and interim financial statement periods ending after December 15, 2016, with early adoption permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance is effective for the Company in 2016. The adoption of this standard will not have a material impact on the Company’s consolidated balance sheet.

In July 2015, the FASB issued new guidance which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not apply to inventory that is measured using last-in, first-out. The guidance is effective for the Company in 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued new guidance which requires all deferred income taxes be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for the Company in 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact the standard may have on its consolidated financial statements.

3. Investments

The Company’s investments consisted of the following:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	118,542	53	(30)	118,565

Total	$141,842	$53	$(30)	$141,865

As of December 31, 2015, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no gains and losses on our available-for-sale securities for the year ended December 31, 2015 and 2014.

The fair values of our investments by classification in our balance sheet were as follows:

As of December 31, 2015
($ in thousands)
Cash and cash equivalents	$34,150
Marketable securities	107,715

Total	$141,865

Cash and cash equivalents in the table above exclude cash of $6.9 million as of December 31, 2015.

The contractual maturity date of all of our investments are less than one year.

As of December 31, 2014, the Company did not hold any marketable securities.

4. Fair Value Measurements and Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are unobservable for the asset or liability.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair value measurements of the Company’s financial instruments at December 31, 2015 are summarized in the table below:

	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	($ in thousands)
Cash equivalents:
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	—	10,850	—	10,850

Total cash equivalents	$23,300	$10,850	$—	$34,150
Marketable securities:
Corporate notes	$—	$107,715	$—	$107,715

Total marketable securities	—	107,715	—	107,715

Total	$23,300	$118,565	$—	$141,865

The Company had no Level 3 assets being measured at fair value on a recurring basis as of December 31, 2015.

The Company’s financial instruments at December 31, 2014 consisted entirely of cash.

5. Earnings per Share Attributable to Common Stockholders

Since the Company has reported net loss attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013, basic and diluted net loss per share attributable to common stockholders are the same as basic net loss per share attributable to common stockholders for those periods.

All redeemable convertible preferred stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact due to net losses reported for the years ended December 31, 2015, 2014 and 2013.

6. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2015	2014
	($ in thousands)
Computer equipment and software	$306	$132
Office furniture and equipment	131	115
Laboratory equipment	1,439	1,396
Leasehold improvements	341	334

Property and equipment, at cost	2,217	1,977
Less accumulated depreciation	1,541	1,362

Property and equipment, net	$676	$615

Depreciation expense was $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2015	2014
	($ in thousands)
Accrued marketing, general and adminstrative expenses	$1,486	$374
Accrued research and development expenses	1,376	3,028
Accrued payroll and employee benefits	1,795	598

Total accrued expenses	$4,657	$4,000

In March 2013, following the signing of the Roche (as defined below) license agreement, discussed in detail in Note 8 below, and in anticipation of transferring the Company’s intellectual property related to octreotide capsules to Roche, management and the board of directors approved a special severance arrangement for certain employees of Chiasma (Israel) Ltd. who were identified for termination. These employees were entitled to a one-time payment upon their involuntary termination by the Company. No payment would be made for voluntary terminations or in the event the Company canceled the employee termination plan. Because the affected employees were required to continue providing services through the termination date in order to receive payment, the Company recorded the fair value of the termination payments over the period from the date the plans were approved and communicated to the affected employees through the expected termination date. The employee termination process was expected to be completed within one year.

The Company estimated the aggregate one-time termination benefit to be $1.9 million, which approximated the fair value of the liability on the day the termination plan was approved and communicated to affected employees. During 2014 and 2013, the Company paid a total of $0.5 million and $0.6 million, respectively, of special severance arrangements to departing employees. As of December 31, 2013, $1.2 million was recorded as termination liability. In July 2014 following Roche’s decision to terminate the license agreement, the Company canceled the employee termination plan. Accordingly, with the exception of one employee, liabilities previously recorded under the involuntary termination plan were reversed.

During the year ended December 31, 2015, the Company recorded $0.2 million of termination costs as research and development expenses. During the year ended December 31, 2014, the Company recorded $0.6 million of net reversals of the termination liability as research and development expenses and $0.1 million as marketing, general and administrative expenses, respectively. During the year ended December 31, 2013, the Company recorded $1.5 million of termination costs as research and development expenses and $0.4 million as general and administrative expenses, respectively.

A summary of the termination liability for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	($ in thousands)
Employee termination accrual, beginning of year	$12	$1,207
Charges	154	648
Payments	—	(481)
Reversals	—	(1,362)

Employee termination accrual, end of year	$166	$12

8. License Agreement

In December 2012, the Company signed a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to the Company’s intellectual property related to the octreotide capsules. Under the terms of the agreement, Roche obtained worldwide rights to research, develop, make, import, export, sell, market or distribute the commercial product. The Company retained certain research and development activities under a joint development plan. The Company retained all rights to the intellectual property contained in the agreement. The agreement provided for an upfront payment of $65.0 million, future consideration of up to $530.0 million in development and commercial milestones, and the right to receive tiered, double-digit royalties on net sales of octreotide capsules.

The Company’s total service obligations of $85.0 million were recognized over the expected service period using the proportional performance method of revenue recognition. During the year ended December 31, 2013, the Company received a total of $75.0 million from Roche related to the license agreement, and an additional $10.0 million was received during January 2014. The Company evaluated the transaction and concluded that the license right did not have stand-alone value. As a result, the arrangement primarily represented a research and development arrangement provided by the Company and all elements of the arrangement were considered one unit of accounting. In 2013, the Company recognized $73.1 million as revenue for services provided during the year using the proportional performance method based on costs included in research and development expenses. Deferred revenue and customer advances at December 31, 2013 totaled $2.9 million which included $1.0 million received from Roche for expected reimbursable costs that had not yet been incurred by the Company.

In April 2014, the Company and Roche entered into a joint development plan. Under the plan, the Company was to receive an aggregate amount of $2.7 million covering certain costs incurred by the Company to be payable in three installments. During 2014, the Company received the first installment of $1.3 million.

In July 2014, Roche terminated the license agreement. Upon termination, Roche returned all rights and documentation granted under the agreement to the Company. The Company was relieved of further obligations under the agreement and recognized the remaining revenue of $13.2 million as revenues. Subsequent to the termination, the Company purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. The Company made the first $1.7 million payment in March 2016. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is being recorded as interest expense over the payment term. Other than these payments, the Company has no other financial and operational obligations to Roche. Following the termination of the license agreement, the Company is not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and the Company retains all rights to octreotide capsules and all related intellectual property.

9. Long-term Debt

The Company had a secured loan agreement with General Electric Capital Corporation to borrow up to $12.0 million. Amounts borrowed under the loan bore interest at 10.85% per annum and matured in 42 months. In February 2013, the Company paid the outstanding principal, accrued interest, and prepayment fees totaling $11.1 million. Following the repayment, the secured loan agreement was terminated and the Company was released of all security obligations and pledges.

In connection with the loan, the Company issued to the lender warrants to purchase 480,000 shares of Series C preferred at an exercise price of $1.00 per share. The warrants were accounted for as a liability and carried at fair value with changes in fair value recorded in the consolidated statements of operations. In March 2013, the lender exercised the warrants on a cashless basis into 190,841 shares of Series C preferred calculated using the fair value of Series C preferred on the exercise date. The fair value of the warrants at the time of exercise was recorded as Series C preferred. The change in fair value of the warrants during 2013 through the time of exercise of $60,000 was recorded in the consolidated statements of operations as other expenses.

10. Warrants

The following common stock warrants were issued by the Company:

Issued In Connection With	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Issuance Date	Expiration Date
Series C preferred	54,752	$0.09	June 24, 2011	June 24, 2016
Series D redeemable convertible preferred stock, second closing	849,033	$0.09	October 22, 2012	October 22, 2022
Series D redeemable convertible preferred stock, third closing	849,033	$0.09	March 28, 2013	March 28, 2022
Series E redeemable convertible preferred stock	924,622	$9.13	December 15, 2014	December 15, 2024
Series E redeemable convertible preferred stock	984,116	$9.13	February 20, 2015	February 20, 2025

Total	3,661,556

A summary of warrant activity during 2014 and 2015 is as follows:

Common Stock Warrants
Warrants outstanding, January 1, 2014	1,752,818
Issuances	924,622
Exercises	—

Warrants outstanding, December 31, 2014	2,677,440
Issuances	984,116
Exercises	(39,789)

Warrants outstanding, December 31, 2015	3,621,767

11. Redeemable Convertible Preferred Stock

During the years ended December 2012 and 2013, the Company issued an aggregate of 38,504,439 shares of Series D redeemable convertible preferred stock (the “Series D preferred”) and warrants to purchase up to an aggregate of 1,698,066 shares of Common Stock at an exercise price of $ 0.09 per share (the “Warrants”), for aggregate gross proceeds of $38.5 million, of which $34.8 million was allocated to the Series D preferred and $3.6 million was allocated to the Warrants, net of issuance cost in the amount of $0.1 million. Since the Series D preferred was issued in conjunction with freestanding detachable warrants, the proceeds from the issuance were allocated to each freestanding instrument based on their relative fair value.

The Company accreted the discount amount due to the Warrants allocation and issuance cost, using the interest method, until August 2014 which was the earliest redemption date of the instrument according to the Company’s certificate of incorporation then in effect.

In March 2013, the Company redeemed its Series B1 redeemable convertible preferred stock (“Series B1 preferred”), Series C preferred, and Series D preferred (“collectively, the “Original Preferred Stock”) using proceeds received from the license agreement with Roche (see Note 8), which redemption was effected in accordance with the deemed liquidation provisions of the Company’s certificate of incorporation then in effect. Pursuant to such deemed liquidation provisions, upon such an event the Series D preferred was entitled to a redemption amount equal to its original issuance price plus $38.5 million. Accordingly, the Company immediately recognized the change in the redemption value in the amount of $38.5 million against accumulated deficit. The consideration for the redemption consisted of a cash payment of $55.0 million and the issuance of 1,134,997 shares of Series B1’ redeemable convertible preferred stock (“Series B1’ preferred”), 40,430,250 shares of Series C’ redeemable convertible preferred stock (“Series C’ preferred”), and 38,504,439 shares of Series D’ redeemable convertible preferred stock (“Series D’ preferred”, and collectively with the Series B1’ preferred and Series C’ preferred, the “Prime Preferred Stock”). The Prime Preferred Stock bears similar terms, rights and preferences as the Original Preferred Stock, other than changes to reflect redemption payment of Series D preferred described above. In addition, the holders of the Original Preferred Stock received rights to receive future contingent payments under the Roche license agreement. Upon termination of the license agreement, these rights were also terminated.

The initial carrying value of the Prime Preferred Stock equaled the carrying value of the Original Preferred Stock on the redemption date. The Company accreted the carrying value of the Series D’ preferred to its redemption value until August 2014, which was the earliest redemption date of the Series D’ preferred according to the Company’s certificate of incorporation.

In December 2014, the Company issued 33,774,763 shares of Series E redeemable convertible preferred stock (“Series E preferred”) at $1.00 per share, resulting in gross proceeds of $33.8 million, with issuance costs of $0.2 million. In connection with the issuance of Series E preferred, the Company issued to the holders warrants to purchase 924,622 shares of the Company’s common stock with an exercise price of $9.13 per share and allocated $0.8 million of the net proceeds to the warrants based on their relative fair value on the issuance date which was accounted for as a discount on Series E preferred and recorded as additional paid-in capital.

In February 2015, the Company increased the number of authorized shares of Series E redeemable convertible preferred stock (“Series E preferred”) to a total of 80,774,458 shares and subsequently sold and issued an aggregate of 35,948,023 shares of Series E preferred at $1.00 per share for gross proceeds of $35.9 million, with of issuance costs of $0.3 million. In connection with the issuance of Series E preferred, the Company issued to the holders of Series E preferred warrants to purchase 984,116 shares of the Company’s common stock, with an exercise price of $9.13 per share and allocated $1.5 million of the net proceeds to the warrants based on their relative fair value on the issuance date which was accounted for as a discount on Series E preferred and recorded as additional paid in capital.

In connection with the closing of the IPO on July 21, 2015, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock.

12. Common Stock

On June 30, 2015, the board of directors approved a 1-for-9.132 reverse stock split. As a result, all common stock, warrants and options for common stock, exercise price and earnings per share amounts were adjusted retroactively for all periods presented in these financial statements. Additionally, the conversion price of each share of the Company’s redeemable convertible preferred stock was adjusted to reflect this reverse stock split.

On July 21, 2015, the Company issued 7,319,750 shares of our common stock, $0.01 par value per share, at a price to the public of $16.00 per share before underwriting discounts. The Company raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

13. Stock Incentive Plan

In 2008, the Company’s board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,547,741 shares of common stock. Option awards expire 10 years from the grant date and generally vest over four years, but vesting conditions can vary at the discretion of the Company’s board of directors.

In July 2015 we approved a 2015 Stock Option and Incentive Plan (the 2015 Plan), which became effective upon the initial public offering. The 2015 Plan’s aggregate pool of available shares is 2,605,792 of common stock. The plan allows for granting of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2015 Plan. As of December 31, 2015, the total number of shares authorized for stock award plans is 6,153,533 of which 2,034,242 remain available for grant.

The fair value of each stock option issued was estimated at the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	75%	80%	85%
Expected term (years)	6.26	6.25	6.25
Risk-free interest rate	1.71%	1.79%	1.08%
Expected dividend yield	0%	0%	0%

A summary of option activity as of December 31, 2015 and the year then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,501,062	$2.04	7.02	$2,466,647
Exercised	(205,721)	$2.86
Granted	2,829,967	$10.03
Forfeited/Expired	(6,017)	$2.92

Outstanding, December 31, 2015	4,119,291	$7.48	8.40	$53,093,022

Exercisable, December 31, 2015	1,019,864	$2.00	5.65	$17,917,555

Vested and expected to vest, December 31, 2015	4,119,291	$7.48	8.40	$53,093,022

The weighted-average grant date per-share fair value of stock options granted during 2015, 2014, and 2013 were $6.76, $2.63, and $3.20, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 2015, 2014, and 2013 was $1.8 million, $1,000, and $28,000, respectively.

At December 31, 2015, there was $18.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.43 years.

Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Research and development	$1,410	$424	$297
Marketing, general and administrative	1,848	332	448

Total	$3,258	$756	$745

During 2013, the Company’s board of directors modified the terms of the then outstanding stock options by (a) extending exercisability of the options to the second anniversary upon termination of employment or services, and (b) accelerating the vesting of stock options upon Roche filing for regulatory approval under the license agreement. In addition, during 2014, the board of directors modified the exercise price of certain stock options granted to employees and executives. The incremental compensation expense, resulting from comparing the fair value of stock options immediately before and immediately after the modifications, for the years ended December 31, 2014 and 2013 totaled $0.4 million and $0.1 million, respectively. In 2014, $0.3 million of the incremental compensation expenses was classified as research and development expense and $0.1 million was classified as marketing, general and administrative expense. In 2013, $40,000 of the incremental compensation expenses was classified as research and development expense and $0.1 million was classified as marketing, general and administrative expense in the accompanying consolidated financial statements.

For the year ended December 31, 2015, two directors exercised options to purchase an aggregate of 122,644 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock are presented as long-term liabilities within the accompanying consolidated balance sheet, since the Company has the right to acquire back the unvested portion of the restricted stock following termination of the services of their holder. The long term liability is released to additional paid-in capital per the original vesting schedule of the options. As of December 31, 2015, the outstanding balance of the liability was $0.3 million and the outstanding restricted shares were 97,093. The weighted fair value of the options at original grant date was $2.62.

14. Income Taxes

Income (loss) before provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Domestic	$(35,219)	$(1,493)	$37,010
Foreign	(528)	(342)	395

Total	$(35,747)	$(1,835)	$37,405

The components of income tax provision (benefit) consist of the following:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Current provision for income taxes:
U.S. federal	$—	$1	$1,024
Foreign	191	147	257

Total current provision for income taxes	191	148	1,281
Deferred tax (benefit) provision - foreign	(30)	28	(57)

Total provision for income taxes	$161	$176	$1,224

A reconciliation setting forth the differences between the effective tax rates of the Company and the U.S. federal statutory tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal tax provision at statutory rate	34.00%	34.00%	34.00%
State and local tax, net of federal benefit	5.64%	9.94%	0.06%
Foreign rate differences	0.08%	1.09%	(0.17%)
Non-deductible foreign stock compensation	(1.16%)	(10.88%)	0.26%
Effect of other permanent differences	(0.05%)	(4.30%)	0.40%
Uncertain tax positions	(0.53%)	(8.00%)	0.25%
Change in valuation allowance	(37.74%)	(34.06%)	(32.97%)
Other adjustments	(0.69%)	2.64%	1.47%

Effective tax rate	(0.45%)	(9.57%)	3.30%

During 2013, the Company generated taxable income in the United States which was reduced fully by net operating loss (“NOL”) carryforwards for federal tax purposes. However, due to NOL carryforward limitations under the alternative minimum tax regime, the Company incurred $1.0 million of alternative minimum tax liability.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	($ in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$20,625	$7,789
Tax credit carryforwards	1,024	1,024
Intangible and other related assets	268	278
Accrued expenses	1,922	1,865
Stock compensation	919	330
Other	131	80

Total deferred tax assets	24,889	11,366
Valuation allowance	(24,819)	(11,326)

Net deferred tax assets	$70	$40

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future U.S. taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its U.S. net deferred tax assets. The valuation allowance increased $13.5 million in 2015 primarily as a result of an increase in NOL carryforwards. The Company continues to monitor the need for a valuation allowance based on the profitability of its future operations.

At December 31, 2015, the Company had federal NOL carryforwards totaling approximately $56.0 million that expire at various dates through 2035. At December 31, 2015, the Company had no Israeli NOL carryforwards. At December 31, 2015, the Company had approximately $1.0 million of federal alternative minimum tax credit carryforwards that do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset its U.S. federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. Management has determined that the Company experienced an ownership change for purposes of Section 382 in August 2005 and May 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $0.1 million for 2015, and each year thereafter. These annual limitations resulted in the loss of the Company’s ability to utilize approximately $8.9 million in federal NOL carryforwards, which resulted in a write-off of approximately $3.0 million of federal deferred tax assets prior to 2013.

The Company’s Israeli subsidiary has been recognized as a research and development company by the Head of the Israeli Administration of Industrial Research and Development and is entitled to tax benefits by virtue of the “beneficiary enterprise” status granted to part of its business activities under the Israeli Law for the Encouragement of Capital Investments 1959. The tax benefits include reduced tax rates on the research and development portion of its income during the first ten years of the benefit period (commenced in 2008). The continued application of the tax benefits is subject to certain conditions as defined by Israeli law.

The subsidiary has undistributed earnings of approximately $0.8 million as of December 31, 2015, which is considered to be permanently reinvested in the operations of the subsidiary. At such time in the future as the Company may elect to distribute such earnings to the parent company, it could result in federal and Israeli tax liability.

The Company files income tax returns in the United States and in various U.S. states and Israel. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2011 and subsequent tax years remain subject to examination by the applicable taxing authorities as of December 31, 2015. However, carryforward attributes that were generated prior to 2011 in the United States may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

As of December 31, 2015 and 2014, the Company had provided a liability for $0.4 million and $0.3 million, respectively, for uncertain tax positions related to various income tax matters which was classified as other long-term liabilities. For the years ended December 31, 2015 and 2104, the Company had provided for accrued interest related to uncertain tax positions of $10,000 and $3,000, respectively. To date, the company recognized $15,000 in interest and penalties related to the uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months. The statute of limitations will be open with respect to these tax positions through 2020. A reconciliation of beginning and ending amount of our uncertain tax position is as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Uncertain tax position at the beginning of year	$246	$97	$—
Additions for uncertain tax positions of prior year	9	16	43
Additions for uncertain tax positions of current year	188	137	54
Reductions for settlements with taxing authorities	—	—	—
Reductions for lapses of the applicable statutes of limitations	—	(4)	—

Uncertain tax position at the end of the year	$443	$246	$97

15. Commitments and Contingencies

As of December 31, 2015, the Company has committed to purchasing approximately $14.1 million of active pharmaceutical ingredient supplies over the next 18 months, of which $7.4 million of deliveries are anticipated during the first half of 2016. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2015 and 2014. Rent expense was as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Rent Expense	$347	$305	$340

At December 31, 2015, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter
	($ in thousands)
Operating Leases	$829	$1,665	$1,580	$1,604	$1,604	$4,938

In conjunction with the leases, the Company provided bank guarantees in the amount of $1.3 million as a security deposit at December 31, 2015 which was classified as other assets in the accompanying consolidated financial statements.

16. Related Party Transactions

In August 2014, the Company signed a consulting agreement, which was amended in January 2016, with one of the Company’s investors and a representative of this investor to serve as the Company’s head of clinical. Costs incurred for services rendered by the head of clinical were $0.4 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. In October 2014, the Company granted the head of clinical options to purchase 122,605 shares of common stock at an exercise price of $2.74 per share. In April 2015, the Company granted the head of clinical additional options to purchase 346,332 shares of common stock at an exercise price of $5.57 per share.

In December 2014, the Company entered into a consulting agreement with a representative of another investor to provide financial and strategic consulting services to the Company. The Company recognized expenses of $0.9 million and $0.1 million during the years ended December 31, 2015 and 2014, respectively, which were classified as general and administrative expenses.

17. Employee Benefit Plan

Pursuant to the Israeli Severance Pay Law 1963, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of Chiasma (Israel) Ltd. are included under Section 14 of the Severance Pay Law, under which these employees are entitled to monthly deposits, which relieve the Company from future obligations under this law. As a result, no assets or liabilities are recorded in the accompanying consolidated balance sheets. During the years ended December 31, 2015, 2014, and 2013, the Company recorded expenses of $0.1 million. $0.2 million, and $0.2 million, respectively.

18. Other Expenses, net

Other expenses, net are as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Gain (loss) on foreign currency transactions, net	$—	$39	$(72)
Interest income	128	3	5
Interest expense	(349)	(27)	(1,066)
Change in fair value of Series C redeemable convertible preferred stock warrant liability	—	—	(60)
Other expenses	(79)	(20)	(16)

Total	$(300)	$(5)	$(1,209)

19. Quarterly Financial Data (unaudited)

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	($ in thousands, except for per share data)
Revenue from license agreement	$—	$—	$—	$—
Loss from operations	(4,150)	(7,595)	(9,182)	(14,520)
Net loss	(4,244)	(7,773)	(9,359)	(14,532)
Net loss attributable to common stockholders	(4,342)	(7,962)	(9,390)	(14,532)
Earnings per share attributed to common stockholders -
Basic	$(59.73)	$(50.36)	$(0.46)	$(0.61)
Diluted	$(59.73)	$(50.36)	$(0.46)	$(0.61)

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	($ in thousands, except for per share data)
Revenue from license agreement	$4,573	$5,988	$2,605	$—
Income (loss) from operations	1,969	4,240	868	(8,907)
Net income (loss)	2,073	4,006	761	(8,851)
Net income (loss) attributable to common stockholders	1,733	3,658	553	(8,859)
Earnings per share attributed to common stockholders -
Basic	$39.82	$83.42	$12.47	$(199.86)
Diluted	$0.19	$0.36	$0.07	$(199.86)