Form 10-Q
period 2016-03-31
CHIASMA, INC
filed 2016-05-12
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37500

Chiasma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0722250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Wyman Street, Suite 250

Waltham, Massachusetts 02451

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

As of May 9, 2016, there were 24,301,945 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the U.S. regulatory review process of our New Drug Application, or NDA, for octreotide capsules in acromegaly, including whether our End of Review meeting with the U.S. Food and Drug Administration, or the FDA, will be granted, the results of any such meeting, and other plans and strategies following our receipt of a Complete Response Letter, or CRL, to our NDA from the FDA on April 15, 2016;

•	any regulatory approvals that may be issued or denied by the FDA, European Medicines Agency or other regulatory agencies for octreotide capsules in acromegaly or other indications;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to successfully commercialize octreotide capsules, if approved, with our planned small, targeted sales force and our ability to retain necessary commercial personnel following the receipt of the CRL;

•	our ability to generate future revenue;

•	the number, designs, results and timing of our clinical trials and nonclinical activities and the timing of the availability of data from these trials and activities;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•	our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make octreotide capsules, other product candidates we may develop and successfully commercialize or our TPE technology obsolete;

•	our ability to manufacture sufficient amounts of octreotide capsules for clinical trials and commercialization activities;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future outside of the United States;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally; and

•	our estimates regarding our capital requirements and our need for additional financing.

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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us”, “our” and “Chiasma” refer to Chiasma, Inc. and our subsidiaries. We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including “Chiasma,” “TPE”, “Mycapssa” and our corporate logo. Other trademarks or service marks that may appear in this Quarterly Report on Form 10-Q are the property of their respective holders. For convenience, we do not use the ® and ™ symbols in each instance in which one of our trademarks appears throughout this Quarterly Report on Form 10-Q, but this should not be construed as any indication that we will not assert, to the fullest extent under applicable law, our rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	Unaudited
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$39,107	$41,039
Marketable securities	95,192	107,715
Prepaid expenses and other current assets	3,823	2,331

Total current assets	138,122	151,085
Property and equipment, net	1,744	676
Other assets	1,385	1,347

Total assets	$141,251	$153,108

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,336	$157
Accrued expenses	3,902	4,657
Current maturities of long term commitment	1,700	1,700

Total current liabilities	10,938	6,514
Long-term liabilities	2,199	3,778

Total liabilities	13,137	10,292

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at March 31, 2016 and December 31, 2015; issued and outstanding 24,293,524 shares at March 31, 2016, and 24,012,597 shares at December 31, 2015	243	240
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	262,329	259,969
Accumulated other comprehensive income	138	23
Accumulated deficit	(134,596)	(117,416)

Total stockholders’ equity	128,114	142,816

Total liabilities and stockholders’ equity	$141,251	$153,108

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands except share and per share data)
Operating expenses:
Marketing, general and administrative	$9,994	$1,931
Research and development	7,226	2,219

Total operating expenses	17,220	4,150

Loss from operations	(17,220)	(4,150)
Other expenses (income), net	(129)	89

Loss before provision for income taxes	(17,091)	(4,239)
Provision for income taxes	89	5

Net loss	(17,180)	(4,244)

Accretion of redeemable convertible preferred stock	—	(98)

Net loss attributable to common stockholders	$(17,180)	$(4,342)

Earnings per share attributable to common stockholders
Basic	$(0.71)	$(59.73)

Diluted	$(0.71)	$(59.73)

Weighted-average shares outstanding:
Basic	24,237,629	72,693

Diluted	24,237,629	72,693

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(17,180)	$(4,244)
Other comprehensive income:
Unrealized gains on available for sale securities, net	115	—

Total other comprehensive income	115	—

Comprehensive loss	$(17,065)	$(4,244)

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	income	Deficit	Equity
	(in thousands except per share data)
Balance, December 31, 2015	24,012,597	$240	$259,969	$23	$(117,416)	$142,816

Stock-based compensation	—	—	1,760	—	—	1,760

Exercise of stock options	280,927	3	575	—	—	578

Additional paid in capital on account of vested portion of restricted stock	—	—	25	—	—	25

Other comprehensive income	—	—	—	115	—	115

Net loss	—	—	—	—	(17,180)	(17,180)

Balance, March 31, 2016	24,293,524	$243	$262,329	$138	$(134,596)	$128,114

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Cash Flows From Operating Activities:
Net loss	$(17,180)	$(4,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	59	51
Stock-based compensation	1,760	221
Amortization of premium on marketable securities, net	44	—
Provision (benefit) for deferred income taxes	65	(27)
Non-cash interest expense	64	84
Loss on sale of property and equipment	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,475)	(107)
Accounts payable and accrued expenses	3,949	(932)
Other assets	(38)	7
Long-term liabilities	—	28

Net cash used in operating activities	(12,752)	(4,923)

Cash Flows From Investing Activities:
Purchase of marketable securities	(52,013)	—
Maturities of marketable securities	64,605	—
Purchases of property and equipment	(650)	(5)
Proceeds from sale of property and equipment	—	11

Net cash provided by investing activities	11,942	6

Cash Flows From Financing Activities:
Payment under license termination agreement	(1,700)	—
Proceeds from issuance of Series E redeemable convertible preferred stock and warrants for common stock, net	—	35,690
Deferred offering costs	—	(65)
Exercise of warrants	—	3
Exercise of stock options	578	—

Net cash provided by (used in) financing activities	(1,122)	35,628

Net increase (decrease) in cash and cash equivalents	(1,932)	30,711
Cash and cash equivalents, beginning of period	41,039	40,160

Cash and cash equivalents, end of period	$39,107	$70,871

Supplemental Non-Cash Financing Activities:
Deferred offering costs	$—	$388

Supplemental data of cash flow information:
Cash paid for income taxes	$43	$10

See accompanying notes to condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. The Company is dedicated to improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral therapies that are currently available only as injections. The Company has completed a multinational Phase 3 clinical trial of its most advanced Transient Permeability Enhancer (“TPE”) platform-based product candidate, octreotide capsules, for the treatment of acromegaly and its New Drug Application (“NDA”) was accepted for filing by the United States Food and Drug Administration (“FDA”) in August 2015. On the Prescription Drug User Fee Act (“PDUFA”) date of April 15, 2016, the FDA issued the Company a Complete Response Letter (“CRL”) regarding the NDA, indicating that the review is complete and the NDA is not ready for approval in its present form. The FDA expressed concerns regarding certain aspects of the Company’s single-arm, open-label Phase 3 clinical trial and strongly recommended that the Company conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of the Company’s suppliers that would need to be resolved before approval. The Company has requested an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL. Requesting the meeting does not necessarily mean that the FDA will grant the meeting in a timely manner, or at all. Even if the FDA grants the meeting, there are no assurances that such a meeting will lead to resolution of each of the concerns raised in the CRL or that it will not foreclose any otherwise available opportunity to meet with the FDA regarding the CRL or the NDA in the future.

Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as the “Company”. The Company’s product development facilities are in Israel.

In addition to the regulatory uncertainty created by the CRL, the Company is also subject to risks common to companies in the biopharmaceutical development industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies.

Liquidity

The Company has incurred significant losses from operations since its inception and expects losses to continue for at least the next several years. The Company is heavily dependent on the regulatory approval and subsequent commercial success of its lead product candidate, octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

The Company expects to continue to conduct its recently initiated international Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. The Company is currently revisiting all areas of investment and resources in light of our recent receipt of the CRL to potentially enable an overall reduction of its 2016 expenses and extension of our cash runway beyond mid-2017. As a public company, the Company will continue to incur costs associated with operating as a public company. Therefore, the Company expects to continue to incur significant operating losses for the foreseeable future.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. As a result of the CRL received from the FDA in April 2016, the Company’s ability to generate product revenues has been delayed indefinitely. The Company plans to continue to fund its losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

On July 21, 2015, the Company completed the sale of 7,319,750 shares of its common stock in its IPO, at a price to the public of $16.00 per share, resulting in net proceeds to the Company of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In preparation for the IPO, the Company’s board of directors and stockholders approved a 1-for-9.132 reverse stock split (the “Reverse Split”) of the Company’s common stock effective June 30, 2015. In connection with the closing of the IPO on July 21, 2015, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock. All previously reported common stock share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. The significant increase in shares outstanding in July 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations throughout 2016.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.

Marketable Securities

The Company’s investments primarily consisted of commercial paper, corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s condensed consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other expense, net, on the Company’s condensed consolidated statements of operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases these estimates and assumptions on historical experience when available, and on various factors that it believes to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of common stock and other equity instruments, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. The Company assesses the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

In August 2014, the FASB issued new guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of the standard will be effective for the annual and interim financial statement periods ending after December 15, 2016, with early adoption permitted. The Company adopted this guidance effective January 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued new guidance which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The Company adopted this guidance effective January 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated balance sheet.

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

In March 2016, the FASB issued guidance simplifying aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its consolidated financial statements.

2. Investments

The Company’s investments consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$20,536	$—	$—	$20,536
Government notes	6,996	3	—	6,999
Corporate notes	103,058	138	(3)	103,193

Total	$130,590	$141	$(3)	$130,728

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	118,542	53	(30)	118,565

Total	$141,842	$53	$(30)	$141,865

As of March 31, 2016, the Company does not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no gains and losses on its available-for-sale securities for the three months ended March 31, 2016 or 2015.

The fair values of the Company’s investments by classification in its condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$35,536	$34,150
Marketable securities	95,192	107,715

Total	$130,728	$141,865

Cash and cash equivalents in the table above exclude cash of $3.6 million and $6.9 million as of March 31, 2016 and December 31, 2015, respectively. The contractual maturity dates of all of the Company’s investments are less than one year.

3. Fair Value Measurements of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 —Inputs that are unobservable for the asset or liability.

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

The fair value measurements of the Company’s financial instruments are summarized in the table below (in thousands):

	Fair Value Measurements at March 31, 2016:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Cash equivalents:
Money market funds	$20,536	$—	$—	$20,536
Corporate notes	—	15,000	—	15,000

Total cash equivalents	$20,536	$15,000	$—	$35,536

Marketable securities:
Government notes	$—	$6,999	$—	$6,999
Corporate notes	—	88,193	—	88,193

Total marketable securities	—	95,192	—	95,192

Total	$20,536	$110,192	$—	$130,728

	Fair Value Measurements at December 31, 2015:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Cash equivalents:
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	—	10,850	—	10,850

Total cash equivalents	$23,300	$10,850	$—	$34,150

Marketable securities:
Corporate notes	$—	$107,715	$—	$107,715

Total marketable securities	—	107,715	—	107,715

Total	$23,300	$118,565	$—	$141,865

4. Earnings per Share Attributable to Common Stockholders

The Company computes basic earnings per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. During periods in which the Company incurred a net loss, the Company allocates no net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company. The Company computes diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive. All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three months ended March 31, 2016 and 2015.

5. Accrued Expenses

As of March 31, 2016 and December 31, 2015, accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued marketing, general and adminstrative expenses	$1,217	$1,486
Accrued research and development expenses	1,027	1,376
Accrued payroll and employee benefits	1,658	1,795

Total accrued expenses	$3,902	$4,657

6. License Agreement

In December 2012, the Company signed a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to the Company’s intellectual property related to the octreotide capsules.

In July 2014, Roche terminated the license agreement. Following the termination of the license agreement, the Company is not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and the Company retains all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, the Company purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name (“Mycapssa”) for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. The Company made the first $1.7 million payment in March 2016. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is being recorded as interest expense over the payment term. Other than these payments, the Company has no other financial and operational obligations to Roche.

7. Redeemable Convertible Preferred Stock

In February 2015, the Company increased the number of authorized shares of Series E redeemable convertible preferred stock (“Series E preferred”) to a total of 80,774,458 shares and subsequently sold and issued an aggregate of 35,948,023 shares of Series E preferred at $1.00 per share for gross proceeds of $35.9 million, with issuance costs of $0.3 million. In connection with the issuance of Series E preferred, the Company issued to the holders of Series E preferred warrants to purchase 984,116 shares of the Company’s common stock, with an exercise price of $9.13 per share, and allocated $1.5 million of the net proceeds to the warrants based on their relative fair value on the issuance date which was accounted for as a discount on Series E preferred and recorded as additional paid-in capital.

In connection with the closing of the Company’s initial public offering on July 21, 2015, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock.

8. Warrants

The following common stock warrants have been issued by the Company:

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

There was no warrant activity during the three months ended March 31, 2016. There were 3,621,767 outstanding warrants as of March 31, 2016.

9. Stock Incentive Plans

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

In July 2015 the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon the Company’s IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. As of March 31, 2016, the total number of shares authorized for stock award plans is 7,114,037 of which 1,967,346 remain available for grant. There are 4,865,764 stock options outstanding as of March 31, 2016.

Stock-based compensation for the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Marketing, general and administrative	$1,341	$136
Research and development	419	85

Total	$1,760	$221

The fair value of each stock option issued was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	75%	80%
Expected term (years)	6.25	6.25
Risk-free interest rate	1.44%	1.75%
Expected dividend yield	0%	0%

We issued approximately 1,044,000 option grants in the three months ended March 31, 2016. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2016 was $7.08. We issued approximately 123,000 option grants in the three months ended March 31, 2015. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2015 was $2.65.

10. Income Taxes

The Company’s effective rate differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset in each period presented and lower statutory rates from our Israeli subsidiary.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2016, the gross amount of unrecognized tax benefits including interest and penalties was $0.5 million. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2020. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

2016
Uncertain tax position at the beginning of year	$443
Additions for uncertain tax positions of prior year	—
Additions for uncertain tax positions of current year	68
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Uncertain tax position at the end of the period	$511

The Company files U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of March 31, 2016, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2012 and forward
Israel	2011 and forward

However, carryforward attributes that were generated prior to 2012 in the United States may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

11. Commitments

As of March 31, 2016, the Company has contractually committed to purchasing approximately $16.9 million of production supplies and services over the next 15 months, of which approximately $7.4 million are non-cancellable and anticipated to be delivered during the second quarter of 2016. As a result of the CRL, the Company currently plans to indefinitely suspend its production supply and services agreements, which could result in aggregate contractual financial penalties of approximately $4.6 million. The suspension notices would release the Company from any remaining undelivered production supply and service commitments described above.

The Company conducts operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, the Company leases automobiles and equipment under operating leases. There were no assets held under capital leases at March 31, 2016 or December 31, 2015. In conjunction with the facility leases, the Company provided bank guarantees in the aggregate amount of $1.3 million as security deposits at March 31, 2016, which were classified as other assets in the accompanying condensed consolidated balance sheets. At March 31, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $12.2 million through 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a biopharmaceutical company focused on improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral forms of therapies that are available today only by injection. Using our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral therapies that reduce or eliminate the significant limitations and burdens generally associated with existing injectable therapies. We have completed a multinational Phase 3 clinical trial of our most advanced TPE platform-based product candidate, octreotide capsules, for the treatment of acromegaly. We believe octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration. Our octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. Our New Drug Application, or NDA, for octreotide capsules was accepted for filing by the United States Food and Drug Administration, or the FDA or the Agency, in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA, indicating that the review is complete and the NDA is not ready for approval in its present form.

In its CRL, the FDA advised us that the Agency did not believe our application had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. The FDA did not note any safety concerns related to Mycapssa in its letter. In the CRL, the FDA encouraged us to request an End of Review meeting to discuss the path forward for our NDA.

We have requested an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL. Requesting the meeting does not necessarily mean that the FDA will grant the meeting in a timely manner, or at all. Even if the FDA grants the meeting, there are no assurances that such a meeting will lead to resolution of each of the concerns raised in the CRL or that it will not foreclose any otherwise available opportunity to meet with the FDA regarding the CRL or our NDA in the future. Further, we cannot provide any assurance that the End of Review meeting or any other meetings we may be able to have with the FDA will result in the approval of our NDA for octreotide capsules. If our efforts to address the concerns raised in the CRL are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials. In the CRL, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. Conducting additional clinical trials would significantly delay our ability to secure regulatory approval and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial in this indication would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular a randomized, double-blind and controlled trial of sufficiently long duration.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We intend to commercialize octreotide capsules ourselves in the United States, if approved, and we plan to explore collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world. Our goal is to become a leading patient-focused biopharmaceutical company by developing and commercializing octreotide capsules for acromegaly and other orphan indications, and leveraging our TPE platform to develop and commercialize novel oral products for other debilitating diseases currently treated by injectable therapies.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our revenue has been related to one license agreement, which has been terminated. Since our inception and through March 31, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our Initial Public Offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, as described in more detail below, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of March 31, 2016, our consolidated cash, cash equivalents and marketable securities were $134.3 million, of which $1.7 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

Since inception, we have incurred significant operating losses. Our net loss was $17.2 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $134.6 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct our recently initiated international Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. We are currently revisiting all areas of investment and resources in light of our recent receipt of the CRL to potentially enable an overall reduction of our 2016 expenses and extension of our cash runway beyond mid-2017. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In July 2014, Roche terminated the license agreement. Pursuant to the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient, or API, supplies to continue the development and manufacturing of octreotide capsules, together with Roche’s proposed trade name, “Mycapssa” for octreotide capsules, for an aggregate amount of $5.1 million, payable in three annual installments of $1.7 million beginning in 2016. We made the first $1.7 million payment in March 2016. Other than these payments, we have no further financial or operational obligations to Roche.

Financial Overview

Revenue

We do not have a product approved and, as a result, have yet to generate revenue from product sales. In light of the CRL received from the FDA in April 2016, we do not expect to begin generating product revenue for some time, if at all. If we fail to identify and agree on a path forward for our NDA with the FDA, complete the development of octreotide capsules or any future product candidates in a timely manner or at all, or obtain regulatory approval for octreotide capsules or any future product candidates, our ability to generate product sales, and our consolidated results of operations and financial position, would be adversely affected.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology and toxicology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs include expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including the manufacturing validation, regulatory and clinical activities, and our TPE platform and our early stage programs. We expense research and development costs as incurred.

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We expect to continue to conduct our recently initiated international Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. The successful development of octreotide capsules and other product candidates we may develop is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of octreotide capsules or the period, if any, in which material net cash inflows from any product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, in its CRL to our NDA, the FDA strongly recommended that we conduct a randomized, double-blinded, controlled clinical trial of octreotide capsules that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. If we were to conduct such a trial or other trials that the FDA deems acceptable for resubmission of our NDA, or if we experience significant delays in our ongoing Phase 3 clinical trial to support the submission of our Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, we could be required to expend significant additional financial resources and time on the completion of clinical development.

As of March 31, 2016, we have contractually committed to purchasing approximately $16.9 million of production supplies and services over the next 15 months, of which approximately $7.4 million are non-cancellable and anticipated to be delivered during the second quarter of 2016. As a result of the CRL, we currently plan to indefinitely suspend our production supply and services agreements, which could result in aggregate contractual financial penalties of approximately $4.6 million. The suspension notices would release us from any remaining undelivered production supply and service commitments described above. We are currently revisiting all areas of investment and resources in light of our recent receipt of the CRL to potentially enable an overall reduction of our 2016 expenses.

Marketing, General and Administrative

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules, and we anticipated that these expenses would materially increase throughout 2016. Following receipt of the CRL, we are currently revisiting all areas of investment and resources to potentially enable an overall reduction of our 2016 expenses.

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, commercialization and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and corporate and intellectual property legal services.

Other Expenses, Net

Other expenses consist mainly of interest incurred on our long-term obligations, net of interest income earned on our investments.

Provision for Income Taxes

We are subject to federal and state income taxes for earnings generated in the United States, and foreign taxes on earnings of our wholly-owned Israeli subsidiary. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiary permanent items, discrete items, and unrecognized tax benefits.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies during the three months ended March 31, 2016. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the fair value of common stock and other equity instruments, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	Percent change
Research and development	$7,226	$2,219	$5,007	226%

During the three months ended March 31, 2016, our total research and development expenses increased by $5.0 million, or 226%, compared to the three months ended March 31, 2015, primarily due to our recently initiated Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the submission of a MAA to the EMA, activities associated with the manufacturing process validation, and an increase in salaries and related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

The following is a comparison of marketing, general and administrative expenses for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	Percent change
Marketing	$5,593	$799	$4,794	600%
General and administrative	4,401	1,132	3,269	289%

Total marketing, general and administrative expenses	$9,994	$1,931	$8,063	418%

For the three months ended March 31, 2016, our marketing expenses increased by $4.8 million, or 600%, compared to the same period in 2015, primarily due to pre-commercial activities related to octreotide capsules and greater compensation-related expenses associated with our expanded U.S. marketing and sales leadership team in anticipation of our expected FDA approval of octreotide capsules in April 2016 for commercialization in the U.S, which did not occur.

For the three months ended March 31, 2016, our general and administrative expenses increased by $3.3 million, or 289%, compared to the same period in 2015, primarily due to greater compensation-related expenses associated with our expanded U.S. office as well as increased professional and consulting fees associated with being a public company.

Other (Income) Expense, net

Other income totaled $0.1 million for the three months ended March 31, 2016, compared to $0.1 million other expenses for the same period in 2015. The improvement was driven by interest income generated from the investment of our IPO proceeds and a decrease in the imputed interest associated with the long-term obligation related to the acquisition of API and trade name Mycapssa from Roche.

Provision for Income Taxes

Our total tax provision was $0.1 million for the three months ended March 31, 2016, representing an effective tax rate of (0.5%), as compared to a tax provision of $5,000 for the three months ended March 31, 2015, representing an effective tax rate of (0.1%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through March 31, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.4 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of March 31, 2016, our cash and cash equivalents were $39.1 million, of which $1.7 million was held by our Israeli subsidiary. In addition, as of March 31, 2016, we have $95.2 million invested in short term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and, if approved, the preparation for commercial launch of octreotide capsules in the United States, manufacturing of octreotide capsules for market consumption and clinical trial uses, clinical trial costs (including our recently initiated international Phase 3 clinical trial to support European regulatory approval of octreotide capsules and a possible additional clinical trial or trials to support United States regulatory approval of octreotide capsules), legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States, compensation and related expenses, third-party clinical and nonclinical research and development services, laboratory and related supplies, legal and other regulatory expenses, and other general operating costs.

Based upon our prior anticipation of FDA approval of Mycapssa on the PDUFA data, we previously expected our total aggregate research and development and selling, general and administrative expenses, on a U.S. GAAP basis, for full year 2016 to be in a range of $80.0 million to $88.0 million. This planned level of spending was based, in part, upon our plans to initiate the U.S. commercial launch of Mycapssa for adult patients with acromegaly following the PDUFA date, initiate a clinical trial of octreotide capsules supporting the potential treatment of patients with neuroendocrine tumors in late 2016, and advance the preclinical work to enable us to announce a second product candidate by the end of 2016. Based on these plans, we also previously expected our cash, cash equivalents and marketable securities would be sufficient to operate our business through at least mid-2017.

We are currently revisiting all areas of investment and resources in light of the recent receipt of the CRL to potentially enable an overall reduction of our 2016 expenses and an extension of our cash runway beyond mid-2017. Because of the uncertainty created by the CRL, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules and any other product candidates we may develop or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration arrangements. We are not currently eligible to file a shelf registration statement; however, we believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we plan to consider filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission once we are eligible to do so. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in):
Operating activities	$(12,752)	$(4,923)
Investing activities	11,942	6
Financing activities	(1,122)	35,628

Operating Activities

Net cash used in operating activities was $12.8 million for the three months ended March 31, 2016, and primarily consisted of $17.2 million in net loss, adjusted for non-cash items of $2.0 million (primarily stock-based compensation) and was offset by working capital increases of $2.4 million (primarily driven by the increase in accounts payable and accrued expenses). Net cash used in operating activities was $4.9 million for the three months ended March 31, 2015, and primarily consisted of $4.2 million in net loss, adjusted for non-cash items of $0.3 million (primarily stock-based compensation) and working capital decreases of $1.0 million (primarily driven by the decrease in accounts payable and accrued expenses). The increase in our cash used was driven by our Phase 3 trial in Europe, pre-commercial marketing expenditures, activities associated with the manufacturing process validation, compensation-related expenses associated with our expanded U.S. office as well as increased professional service fees.

Investing Activities

Net cash provided by investing activities was $11.9 million for the three months ended March 31, 2016, primarily related to the maturity of marketable securities, compared to $6,000 in cash provided by investing activities for the three months ended March 31, 2015, primarily related to the sale of property and equipment.

Financing Activities

Net cash used in financing activities was $1.1 million during the three months ended March 31, 2016, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by proceeds from stock option exercises, compared to cash provided by financing activities of $35.6 million for the three months ended March 31, 2015, resulting from the sale and issuance of the second tranche of our Series E redeemable convertible preferred stock and common stock warrants.

Contractual Obligations

As of March 31, 2016, we have contractually committed to purchasing approximately $16.9 million of production supplies and services over the next 15 months, of which approximately $7.4 million are non-cancellable and anticipated to be delivered during the second quarter of 2016. As a result of the CRL, we currently plan to indefinitely suspend our production supply and services agreements, which could result in aggregate contractual financial penalties of approximately $4.6 million. The suspension notices would release us from any remaining undelivered production supply and service commitments described above.

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at March 31, 2016 or December 31, 2015. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $1.3 million as security deposits at March 31, 2016, which were classified as other assets in the accompanying condensed consolidated balance sheets. At March 31, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $12.2 million through 2025.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had $39.1 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short term corporate notes. In addition, as of March 31, 2016, we had $95.2 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.3 million. As of March 31, 2016, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 23%, 17% and 10%, respectively. As of March 31, 2016, we held $1.7 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. The risk factors described below pertain to us as of the date hereof and following our receipt on April 15, 2016 of a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for Mycapssa (octreotide) capsules for the maintenance treatment of U.S. adult patients with acromegaly, as described elsewhere in this Quarterly Report on Form 10-Q. These risk factors should be carefully considered although the risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results and could cause the market price of our common stock to fluctuate or decline. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Mycapssa (Octreotide) Capsules and any Future Product Candidates

*	In light of our receipt of a CRL from the FDA regarding our NDA for Mycapssa (octreotide) capsules for the maintenance treatment of U.S. adult patients with acromegaly, the U.S. regulatory pathway for octreotide capsules is uncertain and we may never obtain regulatory approval in the United States.

On June 15, 2015, we submitted an NDA to the FDA for the marketing and sale of octreotide capsules, an oral drug proposed for the maintenance therapy of adult patients with acromegaly. The NDA was accepted for filing by the FDA in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a CRL regarding the NDA, indicating that their review is complete and the NDA is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our application provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval.

In the CRL, the FDA encouraged us to request an End of Review meeting to discuss the path forward for our NDA and we have requested such a meeting. Requesting the meeting does not necessarily mean that the FDA will grant the meeting in a timely manner, or at all. Even if the FDA grants the meeting, there are no assurances that such a meeting will lead to resolution of each of the concerns raised in the CRL or that it will not foreclose any otherwise available opportunity to meet with the FDA regarding the CRL or our NDA in the future. Further, we cannot provide any assurance that the End of Review meeting or any other meetings we may be able to have with the FDA will result in the approval of our NDA for octreotide capsules.

As previously disclosed, varying interpretations of the data obtained from nonclinical and clinical testing or manufacturing of our product candidates could delay, limit or prevent regulatory approval of octreotide capsules or other product candidates we may develop in the future. Of note, in July 2014, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, elected to terminate our license agreement for octreotide capsules after reviewing the data from the seven-month core treatment period of our Phase 3 clinical trial of octreotide capsules and after a May 2014 pre-NDA meeting with the FDA. Roche cited no reason for its decision in its formal notice of termination, but stated publicly at the time that it had elected to make this decision after receiving additional information about our Phase 3 clinical trial and after further consultation with regulatory authorities. Subsequent to this decision, we independently met with the FDA to discuss the clinical development of octreotide capsules, including the Phase 3 clinical results from the six-month extension phase of the clinical trial (in addition to the seven month core data provided by Roche in May 2014). At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, the FDA also advised us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA also informed us that, in its view, a single-arm study was not as informative as a controlled study such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted in our NDA from our single-arm study, and whether these findings would be robust enough to warrant approval, would be review issues as the agency evaluated our NDA.

If our efforts to address the concerns raised in the CRL are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials. In the CRL, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. Conducting additional clinical trials would significantly delay our ability to secure regulatory approval and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial in this indication would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular a randomized, double-blind and controlled trial of sufficiently long duration.

The U.S. regulatory pathway is highly uncertain at this time, and we may never obtain regulatory approval of octreotide capsules in the United States. If that were to occur, it would have a material adverse effect on our operations and financial condition.

*We are heavily dependent on the regulatory approval and subsequent commercial success of octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We are a biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. As a result, our future success is currently dependent upon the regulatory approval and commercial success of octreotide capsules for the treatment of acromegaly in the United States, Europe and other countries. Our ability to generate revenues will depend on our ability to obtain regulatory approval and successfully commercialize octreotide capsules. Our receipt of a CRL from the FDA to our NDA for octreotide capsules will likely result in a significant delay in our ability to commercialize octreotide capsules in the United States, if we are ever able to obtain U.S. regulatory approval at all.

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel, pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product and implementation of a distribution infrastructure, and in light of our receipt of a CRL from the FDA related to our NDA, we cannot anticipate when we will be able to commercialize octreotide capsules in the United States, if at all. Even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL. Any such restrictions or potential reservations about efficacy expressed in the CRL within the medical community could significantly impact market adoption and commercial performance of octreotide capsules.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our effort and financial resources as we continue to pursue the approval of octreotide capsules in the United States, Europe and elsewhere. This represents a significant investment in the clinical and regulatory success of octreotide capsules, which is uncertain. The success of octreotide capsules, if approved, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules;

•	acceptance by patients, the medical community and third-party payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules is approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•	successful implementation of our manufacturing processes and production of sufficient quantities of commercial drug product;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, and overcoming the deficiency with our supplier referenced in the CRL; and

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

We may also fail to develop future product candidates. If this were to occur, we would continue to be dependent on the regulatory approval and successful commercialization of octreotide capsules, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital could be impaired, all of which could result in our market value and stock price declining significantly.

*If we are not able to obtain required regulatory approvals for octreotide capsules, we will not be able to commercialize this product candidate and our ability to generate revenue or profits or to raise future capital could be limited.

On June 15, 2015, we submitted an NDA to the FDA, for octreotide capsules for the maintenance therapy of acromegaly, which was accepted for filing to permit a substantive review. The FDA issued a CRL regarding our NDA on our PDUFA date of April 15, 2016, indicating that the NDA was not able to be approved during this review cycle and strongly recommending that the Company conduct a randomized, double-blinded, controlled trial.

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, to which the first patient was enrolled in the United States in March 2016, is an open-label, randomized, active-controlled study that is currently anticipated to include approximately 150 patients in the European Union, the United States and certain other countries. This clinical trial is designed to show comparative effectiveness as required by the EMA, to support MAA submission and approval, and may not be acceptable to the FDA for the purpose of gaining U.S. approval. The FDA may never approve our NDA, our ongoing Phase 3 clinical trial may not be successful, or acceptable to the FDA or EMA to support regulatory approval in the United States or Europe, respectively, the CRL could adversely impact the EMA’s review of our regulatory submission, and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and these regulations differ from country to country and change over time. We are not permitted to market octreotide capsules in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approvals in such countries. In the United States, the FDA generally requires the completion of nonclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality and other factors before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements and may impose pricing restrictions. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

The success of octreotide capsules will depend on the receipt and maintenance of regulatory approval and the issuance and maintenance of such approvals is uncertain and subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•	we may not be able to provide acceptable evidence of octreotide capsules’ safety and efficacy;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, the EMA or other regulatory agencies for marketing approval;

•	the dosing of octreotide capsules in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to octreotide capsules;

•	the data collected from our clinical trials may not be sufficient to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may identify deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies, one of which was identified by the FDA in its CRL, or may later suspend or withdraw approval of our products;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

•	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date or that any future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies, as the FDA strongly recommended in the CRL.

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

*Our development, regulatory and commercialization strategy for octreotide capsules depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products containing octreotide.

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or Section 505(b)(2). Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person or entity by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any difference from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the listed drug has been approved, as well as for any new indication(s) sought by the Section 505(b)(2) applicant as supported by additional data. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed drug’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.

We have designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDA in the United States relied, and we intend that our marketing authorization application, or MAA, in Europe will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we expect to be able to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated, such as the randomized, double-blind and controlled clinical trial strongly recommended by the FDA in the CRL. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), in the past some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, parties have filed citizen petitions objecting to the FDA approving a Section 505(b)(2) NDA on scientific, legal and regulatory grounds. Scientific arguments have included the assertions that for the FDA to determine the similarity of the drug in the 505(b)(2) NDA to the listed drug, the agency would need to reference proprietary manufacturing information or trade secrets in the listed drug’s NDA; that it would be scientifically inappropriate for the FDA to rely on public or nonpublic information about the listed drug because it differs in various ways from the drug in the 505(b)(2) NDA; or that differences between the listed drug and the drug in the 505(b)(2) NDA may impair the latter’s safety and effectiveness. Legal and regulatory arguments have included the assertion that Section 505(b)(2) NDAs must contain a full report of investigations conducted on the drug proposed for approval, and that approving a drug through the 505(b)(2) regulatory pathway would lower the approval standards. In addition, citizen petitions have made patent-based challenges against 505(b)(2) NDAs. For example, petitioners have asserted that the FDA should refuse to file a 505(b)(2) NDA unless it references a specific NDA as the listed drug, because it is “most similar” to the proposed drug, and provides appropriate patent certification to all patents listed for that NDA; or that when a 505(b)(2) NDA is pending before the agency, but before it is approved, where the FDA approves an NDA for a drug that is pharmaceutically equivalent to the drug that is the subject of the 505(b)(2) NDA, then the FDA should require that the 505(b)(2) NDA be resubmitted referencing the approved NDA as the listed drug and certifying to the listed patents for that approved drug. However, if the FDA or EMA changes its interpretation of Section 505(b)(2) or the hybrid application pathway, or if the FDA’s or EMA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA or EMA, as applicable, from approving any Section 505(b)(2) NDAs or hybrid application pathway MAAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of octreotide capsules for the treatment of acromegaly or any future product candidates we may develop.

*Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and approval in one jurisdiction may not be predictive of approval in other jurisdictions.

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly to support approval by the EMA, and may eventually initiate clinical trials of octreotide capsules in indications other than acromegaly, such as neuroendocrine tumors, or NETs, assuming financing is available to us and prior regulatory approvals of octreotide capsules in acromegaly are obtained.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received. The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. For example, the positive results that we believe were generated in our completed clinical trials for octreotide capsules in acromegaly do not ensure that future clinical trials, including the additional Phase 3 trial required to support EMA approval or other trials required by the FDA, or clinical trials for other indications, will also generate comparable results. For example, the EMA required that we use multiple time points in our recently initiated Phase 3 clinical trial rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. The EMA agreed that we use the same cut off of IGF-1 < 1.3 times the upper limit of normal as the threshold for response. The fact that we have not used such an endpoint previously for regulatory submissions introduces an additional level of uncertainty in the outcome of this Phase 3 European clinical trial, or for other studies using this methodology for assessing the success of our product candidate. We cannot provide assurance that the FDA or EMA will view the results as we do or that any future trials of octreotide capsules, including our current Phase 3 clinical trial in acromegaly to support regulatory approval in Europe, any additional clinical trials we may conduct to support regulatory approval in the United States, or clinical trials for other indications, such as NET, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any future clinical trial results of octreotide capsules may not be successful in any particular indication. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for acromegaly or other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and due to varying patient characteristics including demographic factors and health status. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications, and any other product candidates we may develop, may be adversely impacted.

Further, our NDA relied upon the FDA’s 505(b)(2) regulatory pathway for octreotide capsules in acromegaly in the United States. There can be no assurance that our clinical trials, or the clinical trials conducted by third parties, will demonstrate sufficient safety and efficacy for the FDA to approve octreotide capsules for the treatment of acromegaly or any other indication that may be specified in future NDA submissions. Even if we do obtain approval from the FDA for octreotide capsules for the treatment of acromegaly in the United States, we may not be successful in obtaining approval from the EMA or other regulatory authorities.

*Any negative clinical results from, termination or suspension of, or delays in the commencement or completion of, any necessary future trials of octreotide capsules for the treatment of acromegaly or for any additional indications, in the United States or other countries, or future clinical trials of product candidates we may develop could result in increased costs to us, delay or limit our ability to generate revenue, negatively impact our commercial prospects and cause our market value and stock price to fall.

Delays in the completion of the Phase 3 clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules in acromegaly in Europe, any future clinical trials we may conduct to support regulatory approval of octreotide capsules in the United States, the clinical trials of octreotide capsules for other indications, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly affect our product development costs or our ability to commercialize octreotide capsules. For example, in October 2015, the EMA required us to revise our protocol for our recently initiated Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore resulted in additional time to complete our second Phase 3 clinical trial of octreotide capsules. While we initiated this international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA, we do not know whether future trials will begin or whether the EMA Phase 3 trial, will be completed on schedule, if at all, or will be successful. The commencement and completion of the EMA Phase 3 trial or other clinical trials which may be conducted can be delayed for a number of reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•	patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications;

•	a facility manufacturing octreotide acetate or octreotide capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in its CRL to our NDA, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	patients choosing an alternative treatment for any of the indications for which we are developing octreotide capsules or potential product candidates, or participating in competing clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	patients experiencing drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, good clinical practice, or GCP, requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA, EMA or other regulatory authorities finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•	one or more IRBs or ethics committees refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	delays in adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason; or

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for octreotide capsules in acromegaly, NET or any other future indications we may pursue or for product candidates we may develop in the future will increase if we have delays in testing or approval, such as the delay in approval of octreotide capsules due to the CRL to our NDA, or if we need to perform more or larger clinical studies than planned. If we experience delays in the completion of, or if we, the FDA, other regulatory authorities, IRBs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of octreotide capsules for any indication, its commercial prospects may be harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial or even withdrawal of regulatory approval of octreotide capsules for any indication. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of octreotide capsules could be significantly reduced.

*Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

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

If we are required to conduct additional clinical trials or other studies with respect to octreotide capsules or any future product candidates we may develop beyond those that we may propose to conduct, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of octreotide capsules and any future product candidates we may develop, we may not be able to obtain regulatory approval at all or we may obtain approval of indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for octreotide capsules or any future product candidates we may develop. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

*We may find it difficult to enroll patients in our clinical trials, in particular with respect to octreotide capsules and any other product candidates that we may pursue, which could delay or prevent clinical trials of octreotide capsules and any future product candidates we may develop and potentially harm our business.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in the United States, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in the E.U. Further, the issuance of the CRL by FDA may negatively impact physician or patient attitudes towards octreotide capsules which could significantly delay enrollment in this study. In addition, conducting a randomized, double-blind and controlled trial in the United States, as strongly recommended by the FDA in the CRL, would be particularly challenging as we believe it would be difficult to identify patients with acromegaly willing to enroll in a trial with this design.

Patient enrollment is affected by factors including:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials;

•	proximity and availability of clinical trial sites for prospective patients;

•	availability of competing therapies and clinical trials;

•	perceptions of patients and healthcare providers as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	efforts to facilitate timely enrollment of patients in clinical trials;

•	patient referral practices of physicians; and

•	our ability to monitor patients adequately during and after treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials, we may be forced to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of octreotide capsules and any future product candidates we may develop in lieu of prescribing existing treatments that have established safety and efficacy profiles. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

*Even if we receive regulatory approval of octreotide capsules for acromegaly, we may still face future development and regulatory challenges that could inhibit or preclude our ability to commercialize octreotide capsules for any indication.

Even if we obtain regulatory approval of octreotide capsules for the treatment of acromegaly, NET and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If approved, the safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance.

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

The occurrence of any event or penalty described above may inhibit or preclude our ability to commercialize octreotide capsules, if approved, and any future product candidates we may develop and generate revenue.

*We face substantial competition from larger companies with considerable resources that already have somatostatin analogs available in the market, and they or others may also discover, develop or commercialize additional products before or more successfully than we do.

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. In attempting to achieve the widespread commercialization of octreotide capsules, if approved, we will face competition from established drugs and major brand names and also generic versions of these products. In addition, new products developed by others could emerge as competitors to our future products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules, if approved, because a lower percentage of patients met the criteria for response in our Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy. Competition could also force us to lower prices or could result in reduced sales.

The current injectable pharmaceutical treatment options for patients suffering from acromegaly are marketed by large pharmaceutical companies with substantial resources and well-established presences in the endocrinology market. Novartis AG, or Novartis, markets octreotide LAR, which is administered monthly and intramuscularly using a large-gauge needle. Ipsen SA markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Pfizer, Inc. markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but we believe most involve administration via injection.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. These companies also have long-established relationships within the medical and patient community, including patients, physicians, nurses and commercial third-party payors and government payors. Our ability to compete successfully will depend largely on our ability to:

•	discover and develop product candidates that are competitive with or superior to other products on the market;

•	obtain required regulatory approvals;

•	adequately communicate the benefits of octreotide capsules, if approved;

•	attract and retain qualified personnel;

•	obtain and maintain patent and/or other proprietary protection for octreotide capsules and any future product candidates we may develop; and

•	in certain geographies, obtain collaboration arrangements to develop and commercialize octreotide capsules and any future product candidates we may develop.

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

*Even if we receive regulatory approval of octreotide capsules, it may not achieve an adequate level of acceptance by physicians, patients and third-party payors and government payors, and we may not generate sufficient revenue or be able to achieve or sustain profitability.

The commercial success of octreotide capsules, if approved, will depend in large part on the willingness of physicians to prescribe these products to their patients. Octreotide capsules, if approved, will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve an acceptable level of prescriptions for octreotide capsules, if approved, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors. The degree of market acceptance of octreotide capsules, if approved, will depend on a number of factors, including:

•	the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules relative to injectable somatostatin analogs;

•	the relative convenience, number of capsules that need to be taken, requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe octreotide capsules and of the target patient population to try new therapies;

•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;

•	changes in the clinical or economic profiles of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;

•	limitations or warnings contained in FDA-approved labeling;

•	our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement;

•	competitor activities; and

•	our ability to reliably manufacture and supply octreotide capsules.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, which is a greater likelihood as a result of the CRL from the FDA to our NDA, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for fewer or more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

Even if octreotide capsules are approved, they may not achieve an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Our revenue and profitability may also be delayed during the period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide decreases, we may not generate sufficient revenue.

*We currently have a small sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing octreotide capsules, if regulatory approvals are obtained.

At present, we have a limited number of sales and marketing personnel and may have difficulty retaining these personnel following the receipt of the CRL. We have requested an End of Review meeting with FDA to discuss the concerns the FDA identified in the CRL. If our efforts to address the concerns raised in the CRL are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials.

Following our planned regulatory interactions, we intend to determine an appropriate plan for the composition of our sales and marketing infrastructure. Even if we are able to obtain regulatory approval, we cannot guarantee when that will occur or whether we will be successful in marketing octreotide capsules in the United States or any other jurisdiction. If we are not successful in timely recruiting of sales and marketing personnel, retaining the key personnel we have hired to date, or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing octreotide capsules, if approved, which could harm our business, operating results and financial condition.

Expansion of our business into the European Union and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing octreotide capsules in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize octreotide capsules in foreign markets include:

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;

•	varying pricing in different foreign markets, which could adversely affect pricing in other countries;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer collection times for accounts receivable;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;

•	foreign currency exchange rate fluctuations;

•	our customers’ ability to obtain adequate reimbursement for octreotide capsules in foreign markets, either at all or at prices that exceed our costs; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

*We currently have a small medical affairs organization and, if we are unable to establish effective medical affairs capabilities in the United States and build or access them in Europe and other international markets, our business may suffer.

At present, we have a small medical affairs organization responsible for a number of key activities within the company. These activities include, but are not limited to, responding to unsolicited requests for medical information about our clinical trials, disease areas and product candidates. Medical affairs is also responsible for providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third-party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science.

We cannot guarantee that we will be successful in executing all of the functions for which medical affairs is responsible, and failure to successfully execute these functions could harm our business in the following ways:

•	Our reputation among key physicians and scientists in acromegaly and other disease areas of interest to us may suffer;

•	We may become subject to regulatory or legal enforcement actions or private liability arising from violations of laws or regulations relating to the corporate practice of medicine, product liability, or failure to observe applicable FDA guidance regarding good reprint practices or the safe harbor for bona fide scientific exchange, or other applicable rules or standards;

•	Post-marketing commitments, if any, may not be successfully met and post-marketing studies or registries may not be successfully established or managed;

•	We may not be able to secure the advice and feedback of outside experts to help advance our knowledge and understanding of complex scientific and medical issues;

•	We may incur reputational harm among patients who seek information relating to their condition or prescribed use of octreotide capsules, if approved, which may take the form of social media posts regarding the company or other advocacy implicating us in a negative light;

•	Our commercial and corporate functions may not receive adequate medical and scientific information in the creation of their external communications, which could lead to inaccurate information being disseminated about the company, its product candidates, its disease areas of interest, or its other scientific endeavors;

•	Our promotional, non-promotional, grants, and medical events review processes may not provide an effective control to ensure compliance with applicable laws, regulations and standards; and

•	We may not successfully interact with European or other ex-U.S. healthcare professionals and scientists who could help the company execute plans for expansion into Europe or other international markets.

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

*The manufacture and packaging of pharmaceutical products such as octreotide capsules are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as octreotide capsules, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredient, or API, for octreotide capsules. For example, in its CRL, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules.

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

Furthermore, in order to obtain approval of our product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. Each of our potential API suppliers will likely use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. We also need to complete required testing on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, commercial supply after launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacturing, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

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

*Octreotide capsules and other products we may develop may not be commercially viable if we fail to obtain coverage and an adequate level of reimbursement for these products from governmental payors, including Medicare and Medicaid programs, private insurers, and other third-party payors. The market for octreotide capsules and other products we may develop may also be limited by the indications for which their use may be reimbursed.

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

In the United States, in the event that octreotide capsules are approved, we will seek to obtain reimbursement for octreotide capsules from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the ACA. These reforms could significantly reduce payments from Medicare and Medicaid over the next 10 years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for octreotide capsules and our other potential products. Some of these changes and proposed changes could result in reduced reimbursement rates for octreotide capsules and our other potential products, which would adversely affect our business strategy, operations and financial results.

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL. Any such restrictions or potential reservations about efficacy expressed in the CRL within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

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

*The longer term growth of our business depends on our efforts to leverage our TPE platform to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms. In addition to the development and commercialization of octreotide capsules, if approved, we may pursue development of other product candidates. We may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that we can successfully develop into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates.

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

There are a number of FDA, EMA and other health authority, as applicable, requirements that we must satisfy before we can commence a clinical trial. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates may impair our ability to continue development and commercialization of octreotide capsules for the treatment of acromegaly and other indications, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of other product candidates, these product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other regulatory authorities. If any of these events occur, or following receipt of the CRL to our NDA, we may be forced to abandon our development efforts for such program or programs, which would harm our business.

*Our ability to develop a viable pipeline of potential future products may require us to enter into license agreements with third parties, and we may not be successful in negotiating the necessary agreements, or in achieving economic terms that will be sufficiently favorable to justify development of one or more such future products.

Although we may develop future potential products through internal research programs, we may also consider expanding the scope of future potential products by licensing injectable or poorly absorbed drugs from third parties, with the goal of converting these drugs into novel oral forms of therapies using our TPE platform.

We may, however, be unable to license or acquire suitable product candidates from third parties, for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant product candidate or technology on terms that would allow us to make an appropriate return, or the financial terms required by the owners of those product candidates or technologies may be unfavorable enough to preclude successful development and commercialization for such products;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us;

•	we may be unable to identify suitable products or product candidates within our areas of expertise; or

•	our receipt of the CRL could reduce third-party confidence in our TPE platform and potentially make us a less attractive partner.

Additionally, we may not have sufficient human and financial resources to develop suitable potential product candidates both through internal research programs and by obtaining rights from third parties, thereby limiting our ability to develop a diverse product portfolio. If we are unable to develop such a portfolio, our business may suffer.

*We may be unable to obtain orphan drug designation or exclusivity for future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Our octreotide capsules product candidate has been granted orphan designation in the United States and the European Union for the oral treatment of acromegaly. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the product candidate. Even if we request orphan drug designation for any future product candidates we may develop, there can be no assurances that the FDA or the European Commission will grant any of these product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA or the EMA will accelerate regulatory review of or ultimately approve that product candidate.

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

Even though we have obtained orphan drug designation for octreotide capsules in acromegaly and may obtain orphan drug designation for octreotide capsules in other indications or for future product candidates we may develop, we may not obtain orphan drug exclusivity and any such exclusivity that we do obtain may not effectively protect the product candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for different indications and might then be used off-label in our approved indication, if obtained. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if one of our product candidates that receives an orphan drug designation is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same drug for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us.

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

*Legislative or regulatory reform of the health care system in the United States and foreign jurisdictions may adversely impact our business, operations or financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the ACA was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans;

•	the definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates by state;

•	the 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and

•	pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs. The aggregated industry-wide fee is expected to total $28 billion through 2019. If our product candidates are approved, we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, and therefore would not expect this annual assessment to have a material impact on our financial condition.

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

Risks Related to Our Reliance on Third Parties

*We are, and expect to be for the foreseeable future, dependent on a limited number of third parties to manufacture octreotide capsules.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product, if regulatory approvals are obtained. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc., and Bachem Americas Inc., in the United States, as our suppliers of the generic API, octreotide acetate. All excipients, or substances formulated together with the API, used in the manufacture of octreotide capsules are readily available. The octreotide API is lyophilized, formulated with our TPE technology, filled into capsules and enteric-coated by Lyophilization Services of New England Inc., or LSNE, in Bedford, NH and Encap Drug Delivery, a division of Capsugel, or Encap, in Livingston, Scotland.

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules, if approved. For example, in its CRL, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of octreotide capsules if we decided to transfer the manufacture of octreotide capsules to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and, if our products receive marketing approval, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacturers caused by problems at suppliers could delay shipment of octreotide capsules and, if approved for marketing, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time. If the manufacturing costs of octreotide capsules remain at current levels, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have recently established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and, with LSNE for certain testing and lyophilization services. In anticipation of the approval of our NDA by FDA on the PDUFA date, we made substantial commercial production commitments to these manufacturers via binding rolling forecasts. As a result of the CRL, we currently plan to indefinitely suspend our commercial production commitments to Teva API, Inc. and, LSNE, which would result in aggregate financial penalties to us of approximately $4.6 million. In the future, if octreotide capsules are approved, we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

*An important part of our strategy is to seek to enter into licensing or collaboration agreements with respect to octreotide capsules and future product candidates in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing octreotide capsules and any future product candidates we may develop outside of the United States may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Our receipt of the CRL from the FDA may cause potential collaborators to assign a lower probability to our regulatory success of octreotide capsules which could reduce the likelihood of our ability to enter into a collaboration on favorable terms, if at all. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

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

We do not have the ability to conduct our clinical trials independently. We will continue to rely on third parties, including clinical investigators, third-party CROs and consultants, to monitor, manage data for, and execute our ongoing nonclinical and clinical programs for octreotide capsules and other potential product candidates, and we control only some aspects of their activities. Because we rely on third parties, our internal capacity to perform these functions is limited. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, including, for example, Good Laboratory Practices, the Animal Welfare Act and Good Clinical Practices, or GCPs. Our reliance on third parties does not relieve us of our regulatory responsibilities. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to perform additional clinical trials in support of our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. Failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process.

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

Risks Related to Our Financial Position and Capital Resources

*We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through March 31, 2016, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of March 31, 2016, our cash and cash equivalents and marketable securities were $134.3 million. Since inception, we have incurred significant operating losses. Our net loss was $17.2 for the three months ended March 31, 2016 and $35.9 million for the year ended December 31, 2015. As of March 31, 2016, we had an accumulated deficit of $134.6 million. We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We are currently revisiting all areas of investment and resources in light of our recent receipt of the CRL to potentially enable an overall reduction of our 2016 expenses and extension of our cash runway beyond mid-2017. We plan to issue updated guidance regarding our cash forecasts, planned product development activities and expenditures after we have met with the FDA, determined the path forward and conducted these analyses.

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

*We have not generated revenue from any commercial products and may never be profitable.

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

Even if octreotide capsules or any future product candidates are approved for commercial sale, any approved product candidate may not gain market acceptance or achieve commercial success. In addition, we would anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

*We have a limited operating history and no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Although we commenced operations in 2001, our operations to date have been largely focused on raising capital and developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Octreotide capsules are our only current product candidate for which we have conducted clinical trials, we have completed only a single later-stage clinical trial to date with this product candidate and the FDA in its CRL to our NDA strongly recommended that we complete a randomized double-blind and controlled clinical study of octreotide capsules. We have not yet demonstrated our ability to successfully complete additional later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

*We will need additional capital to support our growth, which may be difficult to obtain and restrict our operations and would result in additional dilution to our stockholders.

Our business will likely require additional capital that we have not yet secured. In the short term, we expect to continue to conduct an additional Phase 3 clinical trial of octreotide capsules to treat acromegaly required for European regulatory approval. We are currently revisiting all areas of investment and resources in light of our recent receipt of the CRL to potentially enable an overall reduction of our 2016 expenses and extension of our cash runway beyond mid-2017. We plan to issue updated guidance regarding our cash forecasts, planned product development activities and expenditures after we have met with the FDA, determined the path forward and conducted these analyses.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of octreotide capsules in acromegaly, especially if we are required to conduct a randomized, double-blinded and controlled clinical trial as the FDA strongly recommended in the CRL;

•	the amount of our future operating losses;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting additional clinical trials for octreotide capsules and our other drug candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including potential agreements to out-license octreotide capsules, research and other collaborations, joint ventures and other business arrangements;

•	our success in integrating product candidates, technologies or companies that we may acquire; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize octreotide capsules or any future product candidates or operate our business.

*Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Risks Related to Our Business and Industry

*We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, commercial, scientific and medical personnel. We are highly dependent on our management, commercial, scientific and medical personnel. As of May 1, 2016, we had a total of 65 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent upon the principal members of our management team, including Mark Leuchtenberger, our Chief Executive Officer, Roni Mamluk, our Chief Development Officer, Anand Varadan, our Chief Commercial Officer, Tara McCarthy, our General Counsel, and Mark J. Fitzpatrick, our Chief Financial Officer. These executives have significant research and development, regulatory industry, sales and marketing, operational, and/or corporate finance and legal experience. Our recent receipt of a CRL from the FDA related to our NDA may make the retention of these individuals, other principal members of our management team and key employees more challenging. The loss of any executive, other principal member of our management team or key employee could impair our ability to identify, develop and market new products and conduct successful operations.

In addition, if octreotide capsules are approved, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules, if approved, and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

*Our business and operations would suffer in the event of computer system failures, cyber-attacks on our systems or deficiency in our cyber security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or clinical trials that we may consider could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of octreotide capsules and any future product candidates we may develop could be delayed.

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

*Laws and regulations governing conduct of international operations may negatively impact our development, manufacture and sale of products outside of the United States and require us to develop and implement costly compliance programs.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain foreign nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. An expanding presence outside of the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling octreotide capsules and any future product candidates we may develop outside of the United States, which could limit our growth potential and increase our development costs.

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

*Compliance with changing European privacy laws could require us to incur significant costs or experience significant business disruption and failure to so comply could result in an adverse impact on our business.

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

Recently, it was announced that negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that will be referred to as the EU-US Privacy Shield. However, it is likely to be months before all of the details regarding EU-US the Privacy Shield program are finalized and a procedure is introduced to allow interested companies to participate in the program. In addition, there continue to be concerns about whether the EU-US Privacy Shield might face additional challenges. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its draft adequacy decision, the

Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, it is quite possible that the EU-US Privacy Shield may face further challenges and undergo some substantive changes before companies are able to register and participate in it. While the details regarding the Privacy Shield program continue to evolve, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our business.

We may be unsuccessful in establishing conforming means of transferring data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

The Directive will be replaced in 2018 with the recently approved European General Data Protection Regulation, which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our operations, all of which may adversely affect our business.

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

Risks Related to Our Common Stock

*We may not be able to utilize a significant portion of our net operating loss carryforwards, which could negatively impact our profitability.

At March 31, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $72.9 million. The federal NOL carryforwards expire at various dates through 2036. At March 31, 2016, there were no NOL carryforwards in our Israeli subsidiary.

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

*Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of March 31, 2016, our executive officers, directors and principal stockholders collectively controlled 61.2% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

*The trading price of our common stock may be volatile, and your investment in our common stock could decline in value and incur substantial losses.

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. There has been a public market for our common stock for only a short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our interactions with the FDA regarding our NDA for octreotide capsules in acromegaly;

•	the commencement, enrollment or results of our ongoing Phase 3 clinical trial of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred on April 15, 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our growth;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

*We may be at an increased risk of securities litigation, which is expensive and could divert our management’s attention.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because our stock price declined significantly following our announcement of our receipt of a CRL from the FDA regarding our NDA for octreotide capsules in acromegaly. Although we are not currently involved any securities class action litigation, we may be the target of this type of litigation in the future. Litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

*If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 31, 2016, we had 24,293,524 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 4,865,764 shares subject to outstanding options under our stock option plans, the 1,967,346 shares reserved for future issuance under our stock option plans and the 3,621,767 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Currently, four securities analysts have initiated coverage on our company. Since these coverage initiations, and following the receipt of the CRL to our NDA from the FDA, each of these analysts has downgraded their ratings on and lowered their price targets for our stock. In the event that one or more of the analysts who cover us further downgrade our stock or publish inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2016, we did not repurchase any shares of our common stock.

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

We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. Through March 31, 2016, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 16, 2015. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

We are currently revisiting all areas of investment and resources in light of our recent receipt of the CRL to potentially enable an overall reduction of our 2016 expenses and extension of our cash runway beyond mid-2017.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

May 12, 2016	By:	/s/ Mark Leuchtenberger
Mark Leuchtenberger
President, Chief Executive Officer and Director (Principal Executive Officer)

May 12, 2016	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1	Lease Agreement dated as of January 5, 2016 by and between the Company and Africa Israel Assets Ltd., Af-Sar Ltd. And Weizmann Institute of Science.	10-K	10.15	March 17, 2016	001-37500

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.