Form 10-Q
period 2016-06-30
CHIASMA, INC
filed 2016-08-11
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 24,356,697 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the U.S. regulatory review process of our New Drug Application, or NDA, for octreotide capsules in acromegaly, the results of our End of Review meeting with the U.S. Food and Drug Administration, or the FDA, and other plans and strategies following our receipt of a Complete Response Letter, or CRL, to our NDA from the FDA on April 15, 2016, the End of Review Meeting and our receipt of the minutes from such meeting;

•	any regulatory approvals that may be issued or denied by the FDA, European Medicines Agency or other regulatory agencies for octreotide capsules in acromegaly or other indications;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the number, designs, results and timing of our clinical trials and nonclinical activities and the timing of the availability of data from these trials and activities;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•	our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make octreotide capsules, other product candidates we may develop and successfully commercialize or our TPE technology obsolete;

•	our ability to manufacture sufficient amounts of octreotide capsules for clinical trials and commercialization activities;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally, including the restructuring plan announced in June 2016; and

•	our estimates regarding our capital requirements, our ability to further reduce expenses and extend our cash runway and our need for additional financing.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	Unaudited
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$30,483	$41,039
Marketable securities	85,147	107,715
Prepaid expenses and other current assets	2,491	2,331

Total current assets	118,121	151,085
Property and equipment, net	2,601	676
Other assets	1,507	1,347

Total assets	$122,229	$153,108

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,081	$157
Accrued expenses	9,831	4,657
Other current liabilities	1,812	1,700

Total current liabilities	16,724	6,514
Long-term liabilities	3,711	3,778

Total liabilities	20,435	10,292
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at June 30, 2016 and December 31, 2015; issued and outstanding 24,356,697 shares at June 30, 2016, and 24,012,597 shares at December 31, 2015	244	240
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	262,671	259,969
Accumulated other comprehensive income	138	23
Accumulated deficit	(161,259)	(117,416)

Total stockholders’ equity	101,794	142,816

Total liabilities and stockholders’ equity	$122,229	$153,108

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands except share and per share data)
Operating expenses:
Marketing, general and administrative	$5,392	$3,437	$15,386	$5,368
Research and development	14,779	4,158	22,005	6,377
Restructuring charges	6,537	—	6,537	—

Total operating expenses	26,708	7,595	43,928	11,745

Loss from operations	(26,708)	(7,595)	(43,928)	(11,745)
Other expenses (income), net	(121)	109	(250)	198

Loss before provision for income taxes	(26,587)	(7,704)	(43,678)	(11,943)
Provision for income taxes	76	69	165	74

Net loss	(26,663)	(7,773)	(43,843)	(12,017)
Accretion of redeemable convertible preferred stock	—	(189)	—	(287)

Net loss attributable to common stockholders	$(26,663)	$(7,962)	$(43,843)	$(12,304)

Earnings per share attributable to common stockholders
Basic	$(1.10)	$(50.36)	$(1.81)	$(106.79)

Diluted	$(1.10)	$(50.36)	$(1.81)	$(106.79)

Weighted-average shares outstanding:
Basic	24,321,069	158,104	24,279,580	115,213

Diluted	24,321,069	158,104	24,279,580	115,213

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(26,663)	$(7,773)	$(43,843)	$(12,017)
Other comprehensive income:
Unrealized gains on available for sale securities, net	—	—	115	—

Total other comprehensive income	—	—	115	—

Comprehensive loss	$(26,663)	$(7,773)	$(43,728)	$(12,017)

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2015	24,012,597	$240	$259,969	$23	$(117,416)	$142,816
Stock-based compensation	—	—	2,057	—	—	2,057
Exercise of stock options	289,348	3	591	—	—	594
Exercise of warrants into common stock	54,752	1	4	—	—	5
Additional paid in capital on account of vested portion of restricted stock	—	—	50	—	—	50
Other comprehensive income	—	—	—	115	—	115
Net loss	—	—	—	—	(43,843)	(43,843)

Balance, June 30, 2016	24,356,697	$244	$262,671	$138	$(161,259)	$101,794

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Cash Flows From Operating Activities:
Net loss	$(43,843)	$(12,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	153	99
Stock-based compensation	2,057	872
Amortization of premium on marketable securities, net	16	—
Provision for deferred income taxes	110	1
Non-cash interest expense	124	170
Non-cash restructuring charges	379	—
Gain on sale of property and equipment	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(333)	(117)
Accounts payable and accrued expenses	10,100	(995)
Other assets	(21)	(10)
Other current and long-term liabilities	1,522	83

Net cash used in operating activities	(29,736)	(11,918)
Cash Flows From Investing Activities:
Purchase of marketable securities	(78,941)	—
Maturities of marketable securities	101,606	—
Purchases of property and equipment	(2,384)	(105)
Proceeds from sale of property and equipment	—	12

Net cash provided by (used in) investing activities	20,281	(93)
Cash Flows From Financing Activities:
Payment under license termination agreement	(1,700)	—
Proceeds from issuance of Series E redeemable convertible preferred stock and warrants for common stock, net	—	35,690
Deferred offering costs	—	(987)
Exercise of warrants	5	3
Exercise of stock options	594	412

Net cash provided by (used in) financing activities	(1,101)	35,118

Net increase (decrease) in cash and cash equivalents	(10,556)	23,107
Cash and cash equivalents, beginning of period	41,039	40,160

Cash and cash equivalents, end of period	$30,483	$63,267

Supplemental Non-Cash Financing Activities:
Deferred offering costs	$—	$903

Supplemental data of cash flow information:
Cash paid for income taxes	$76	$28

See accompanying notes to condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us”, “our” or “Chiasma”. Our product development facilities are in Israel. We are dedicated to improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral therapies that are currently available only as injections. We have completed a multinational Phase 3 clinical trial of our most advanced Transient Permeability Enhancer (“TPE”) platform-based product candidate, octreotide capsules, for the treatment of acromegaly and our New Drug Application (“NDA”) was accepted for filing by the United States Food and Drug Administration (“FDA”) in August 2015. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. On the Prescription Drug User Fee Act (“PDUFA”) date of April 15, 2016, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA, indicating that the review is complete and the NDA is not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and have received the minutes of the meeting.

In its CRL, the FDA advised us that it did not believe our application had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval.

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to explore various potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly. The FDA stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval of our NDA for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans.

The U.S. regulatory pathway is highly uncertain at this time, and we may never reach a common understanding with the FDA on a path forward to develop Mycapssa in the U.S., or obtain regulatory approval of octreotide capsules in the United States.

In addition to the regulatory uncertainty created by the CRL, we are also subject to risks common to companies in the biopharmaceutical development industry. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if our development efforts are successful, it is uncertain when, if ever, we will generate significant product sales. We operate in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our lead product candidate, octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We expect to continue to conduct our recently initiated international Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. In June 2016, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. We are currently revisiting all areas of investment and resources in light of the CRL and our End of Review Meeting with the FDA to potentially enable further reductions of our expenses and extension of our cash runway. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations through at least 2017. As a public company, we will continue to incur costs associated with operating as a public company. Therefore, we expect to continue to incur significant operating losses for the foreseeable future.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. As a result of the CRL and our subsequent interactions with the FDA, our ability to generate product revenues has been delayed indefinitely. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds to us of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. In preparation for the IPO, our board of directors and stockholders approved a 1-for-9.132 reverse stock split (the “Reverse Split”) of our common stock effective June 30, 2015. In connection with the closing of the IPO on July 21, 2015, all of our outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock. All previously reported common stock share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. The significant increase in shares outstanding in July 2015 is expected to impact the year-over-year comparability of our net loss per share calculations throughout 2016.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.

Marketable Securities

Our investments primarily consist of commercial paper, corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our condensed consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other expense (income), net, on our condensed consolidated statements of operations.

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and long-term restricted deposits. Periodically, we maintain deposits in financial institutions in excess of government insured limits. Management believes that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and we have not experienced any significant losses in these deposits. We regularly invest excess operating cash in deposits with major financial institutions and money market funds and in notes issued by the U.S. government, as well as in fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that it believes to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued new guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of the standard will be effective for the annual and interim financial statement periods ending after December 15, 2016, with early adoption permitted. We adopted this guidance effective January 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In November 2015, the FASB issued new guidance which requires all deferred income taxes be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The guidance is effective in 2017 with early adoption is permitted. We adopted this guidance effective June 2016. We applied the guidance prospectively and therefore prior periods have not been retrospectively adjusted. At December 31, 2015, our net current deferred tax asset was $0.1 million. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective in 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During the three months ended June 30, 2016, we adopted this standard. As a result, we have elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

2. Investments

Our investments consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$26,736	$—	$—	$26,736
Corporate notes	85,009	143	(5)	85,147

Total	$111,745	$143	$(5)	$111,883

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	118,542	53	(30)	118,565

Total	$141,842	$53	$(30)	$141,865

As of June 30, 2016, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and six months ended June 30, 2016 or 2015.

The fair values of our investments by classification in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$26,736	$34,150
Marketable securities	85,147	107,715

Total	$111,883	$141,865

Cash and cash equivalents in the table above exclude cash of $3.7 million and $6.9 million as of June 30, 2016 and December 31, 2015, respectively. The contractual maturity dates of all of our investments are less than one year.

3. Fair Value Measurements of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 —Inputs that are unobservable for the asset or liability.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair value measurements of our financial instruments are summarized in the table below (in thousands):

	Fair Value Measurements at June 30, 2016:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Cash equivalents:
Money market funds	$26,736	$—	$—	$26,736

Total cash equivalents	$26,736	$—	$—	$26,736
Marketable securities:
Corporate notes	$—	$85,147	$—	$85,147

Total marketable securities	—	85,147	—	85,147

Total	$26,736	$85,147	$—	$111,883

	Fair Value Measurements at December 31, 2015:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Cash equivalents:
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	—	10,850	—	10,850

Total cash equivalents	$23,300	$10,850	$—	$34,150
Marketable securities:
Corporate notes	$—	$107,715	$—	$107,715

Total marketable securities	—	107,715	—	107,715

Total	$23,300	$118,565	$—	$141,865

4. Earnings per Share Attributable to Common Stockholders

We compute basic earnings per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. During periods in which we incurred a net loss, we allocate no net loss to participating securities because they do not have a contractual obligation to share in our net loss. We compute diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive. All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and six months ended June 30, 2016 and 2015.

5. Accrued Expenses

As of June 30, 2016 and December 31, 2015, accrued expenses consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued marketing, general and adminstrative expenses	$850	$1,486
Accrued research and development expenses	1,639	1,376
Accrued payroll and employee benefits	1,337	1,795
Accrued restructuring costs	6,005	—

Total accrued expenses	$9,831	$4,657

6. License Agreement

In December 2012, we signed a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to our intellectual property related to the octreotide capsules.

In July 2014, Roche terminated the license agreement. Following the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name (“Mycapssa”) for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the first $1.7 million payment in March 2016. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is being recorded as interest expense over the payment term. Other than these payments, we have no other financial and operational obligations to Roche.

7. Redeemable Convertible Preferred Stock

In February 2015, the Company increased the number of authorized shares of Series E redeemable convertible preferred stock (“Series E preferred”) to a total of 80,774,458 shares and subsequently sold and issued an aggregate of 35,948,023 shares of Series E preferred at $1.00 per share for gross proceeds of $35.9 million, with issuance costs of $0.3 million. In connection with the issuance of Series E preferred, we issued to the holders of Series E preferred warrants to purchase 984,116 shares of our common stock, with an exercise price of $9.13 per share, and allocated $1.5 million of the net proceeds to the warrants based on their relative fair value on the issuance date which was accounted for as a discount on Series E preferred and recorded as additional paid-in capital.

In connection with the closing of our initial public offering on July 21, 2015, all of our outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock.

8. Warrants

The following common stock warrants have been issued by the Company:

Issued In Connection With	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Issuance Date	Expiration Date
Series C preferred	54,752	$0.09	June 24, 2011	June 24, 2016
Series D redeemable convertible preferred stock, second closing	849,033	$0.09	October 22, 2012	October 22, 2022
Series D redeemable convertible preferred stock, third closing	849,033	$0.09	March 28, 2013	March 28, 2022
Series E redeemable convertible preferred stock	624,622	$9.13	December 15, 2014	December 15, 2024
Series E redeemable convertible preferred stock	984,116	$9.13	February 20, 2015	February 20, 2025

Total	3,361,556

There were 54,752 warrants exercised during the three and six months ended June 30, 2016. There were 3,567,015 outstanding warrants as of June 30, 2016.

9. Stock Incentive Plans

In 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,547,741 shares of common stock. Option awards expire 10 years from the grant date and generally vest over four years, but vesting conditions can vary at the discretion of our Board of Directors.

In July 2015 the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. As of June 30, 2016, the total number of shares authorized for stock award plans is 7,114,037 of which 2,613,690 remain available for grant. There are 4,210,999 stock options outstanding as of June 30, 2016.

Stock-based compensation for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Marketing, general and administrative	$(106)	$308	$1,236	$393
Research and development	403	343	821	479

Total	$297	$651	$2,057	$872

Primarily as result of the workforce reduction discussed in Note 12, approximately 766,000 options were forfeited during the three months ended June 30, 2016.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected volatility	75%	75%
Expected term (years)	6.20	6.25
Risk-free interest rate	1.42%	1.70%
Expected dividend yield	0%	0%

We issued approximately 1,164,000 option grants during the six months ended June 30, 2016. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2016 was $6.69. We issued approximately 2,258,000 option grants in the six months ended June 30, 2015. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2015 was $4.15.

10. Income Taxes

Our effective rate differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against our U.S. deferred tax asset in each period presented and lower statutory rates from our Israeli subsidiary.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2016, the gross amount of unrecognized tax benefits including interest and penalties was $0.6 million.

We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2020. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

2016
Uncertain tax position at the beginning of year	$443
Additions for uncertain tax positions of prior year	—
Additions for uncertain tax positions of current year	150
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Uncertain tax position at the end of the period	$593

The Company files U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of June 30, 2016, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2012 and forward
Israel	2011 and forward

However, carryforward attributes that were generated prior to 2012 in the United States may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

11. Commitments and Contingencies

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of 2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments in May 2016, which resulted in aggregate contractual financial penalties of approximately $4.7 million that were recorded in our condensed consolidated statement of operations as restructuring charges (see Note 12). The suspension notices released us from any remaining undelivered supply and service commitments described above. We paid $4.4 million for API purchases in June 2016 and $7.3 million related to API and contractual financial penalties in July 2016 which fulfilled our contractual commercial API purchase commitments.

We conduct operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at June 30, 2016 or December 31, 2015. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $1.3 million as security deposits at June 30, 2016, which were classified as other assets in the accompanying condensed consolidated balance sheets. At June 30, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $12.1 million through 2025.

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for Mycapssa (octreotide) capsules and our ability to obtain FDA approval for the marketing and sale of Mycapssa, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks to represent a class consisting of all purchasers of our common stock from July 15, 2015 to April 17, 2016. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not aware of any claim or litigation, the outcome of which, if determined adversely to us, would have a material effect on our financial position or results of operations.

12. Restructuring Charges

In June 2016, we announced a corporate restructuring plan that included immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. As a result, we recorded restructuring charges for one-time employee severance benefits and related costs, one-time non-cash restructuring charges related to previously capitalized commercial software and manufacturing suspension fees totaling approximately $6.5 million during the three months ended June 30, 2016. The components of our restructuring charges are as follows (in thousands):

Three and Six Months Ended June 30, 2016
Severance benefits and related costs	$1,465
Non-cash restructuring charges	379
Manufacturing suspension fees	4,693

Total	$6,537

Activity related to accrued restructuring costs is as follows (in thousands):

Six Months Ended June 30, 2016
Balance at beginning of year	$—
Plus:
Current year restructuring costs	6,537
Less:
Payment of employee severance costs	126
Payment of manufacturing suspension fees	27
Non-cash restructuring charges	379

Balance at end of period	$6,005

In July 2016, we paid approximately $4.4 million of the manufacturing suspension fees.

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

Overview

We are a biopharmaceutical company focused on improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral forms of therapies that are available today only by injection. Using our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral therapies that reduce or eliminate the significant limitations and burdens generally associated with existing injectable therapies. We have completed a multinational Phase 3 clinical trial of our most advanced TPE platform-based product candidate, octreotide capsules, for the treatment of acromegaly. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. We believe octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration. Our octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. Our New Drug Application, or NDA, for octreotide capsules was accepted for filing by the United States Food and Drug Administration, or the FDA or the Agency, in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA, indicating that the review is complete and the NDA is not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and have received the minutes of the meeting.

In its CRL, the FDA advised us that the Agency did not believe our application had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. The FDA did not note any safety concerns related to Mycapssa in the CRL, but subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our previous Phase 3 trial were factors limiting an overall safety assessment.

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to evaluate various potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly. The Agency stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval of our NDA for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the Agency to reach a common understanding of expectations prior to initiating and executing any alternative plans. We believe additional discussions with the FDA will enable our executive team and Board to chart the most prudent path forward for Chiasma and our shareholders.

We cannot provide any assurance that the trial strongly recommended and preferred by the FDA, if conducted by us, or any other alternative development pathway, whether acceptable or unacceptable to FDA, will result in the approval of our NDA for octreotide capsules. If our efforts to address the FDA’s concerns are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial in this indication, as strongly recommended by the Agency, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. The company cannot estimate how long this process could take but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular the controlled trial strongly recommended by the FDA.

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

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our revenue has been related to one license agreement, which has been terminated. Since our inception and through June 30, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, as described in more detail below, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of June 30, 2016, our consolidated cash, cash equivalents and marketable securities were $115.6 million, of which $1.2 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $43.8 million for the six months ended June 30, 2016 and $35.9 million for the year ended December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $161.3 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe.

In June 2016, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. We continue to revisit all areas of investment and resources in light of the CRL and our End of Review Meeting with the FDA to potentially enable further reductions of our expenses and extension of our cash runway. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Financial Overview

Revenue

We do not have a product approved and, as a result, have yet to generate revenue from product sales. In light of the CRL received from the FDA and our subsequent End of Review meeting, we do not expect to begin generating product revenue for some time, if at all. If we fail to identify and agree on a path forward for our NDA with the FDA, complete the development of octreotide capsules or any future product candidates in a timely manner or at all, or obtain regulatory approval for octreotide capsules or any future product candidates, our ability to generate product sales, and our consolidated results of operations and financial position, would be adversely affected.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. The successful development of octreotide capsules and other product candidates we may develop is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of octreotide capsules or the period, if any, in which material net cash inflows from any product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, in both the CRL and the End of Review meeting, the FDA strongly recommended that we conduct a randomized, double-blinded, controlled clinical trial of octreotide capsules that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. If we were to conduct such a trial or other trials that the FDA deems acceptable for resubmission of our NDA, or if we experience significant delays in our ongoing Phase 3 clinical trial to support the submission of our Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, we could be required to expend significant additional financial resources and time on the completion of clinical development.

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of 2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments, which resulted in aggregate contractual financial penalties of approximately $4.7 million that were recorded in our condensed consolidated statement of operations as restructuring charges for the quarter ended June 30, 2016, as further described below. The suspension notices released us from any remaining undelivered supply and service commitments described above.

We continue to revisit all areas of investment and resources to potentially enable a further reduction of our expenses and extension of our cash runway.

Marketing, General and Administrative

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules, and we anticipated that these expenses would materially increase throughout 2016. Following our receipt of the CRL and the End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce, including substantially all of our commercial personnel.

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

Restructuring Charges

Restructuring charges consist of employee severance benefits and related costs, asset write-off resulting from restructuring plans, suspension fees associated with commercial manufacturing agreements, and other expenses associated with restructuring our operations.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2016, except for our significant accounting policies related to accounting for employee share-based payments, which is discussed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
	2016	2015	$ Change	change	2016	2015	$ Change	change
Research and development	$14,779	$4,158	$10,621	255%	$22,005	$6,377	$15,628	245%

For the three months ended June 30, 2016, our total research and development expenses increased by $10.6 million to $14.8 million. For the six months ended June 30, 2016, our total research and development expenses increased by $15.6 million to $22.0 million. The increases were primarily due to approximately $7.4 million of API purchases during the three months ended June 30, 2016, our ongoing Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the submission of a MAA to the EMA, activities associated with the manufacturing process validation, and an increase in salaries and related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

The following is a comparison of marketing, general and administrative expenses for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
	2016	2015	$ Change	change	2016	2015	$ Change	change
Marketing	$1,403	$1,530	$(127)	(8%)	$6,995	$2,330	$4,665	200%
General and administrative	3,989	1,907	2,082	109%	8,391	3,038	5,353	176%

Total marketing, general and administrative expenses	$5,392	$3,437	$1,955	57%	$15,386	$5,368	$10,018	187%

For the three months ended June 30, 2016, our marketing expenses decreased by $0.1 million to $1.4 million. For the six months ended June 30, 2016, our marketing expenses increased by $4.7 million to $7.0 million. For the three months ended June 30 2016, the decrease was primarily driven by reductions in stock based compensation resulting from the reduction in force of substantially all of our commercial personnel and a reduction in pre-commercial activity expenditures following the CRL. For the six months ended June 30, 2016, the increase was primarily due to pre-commercial activities related to octreotide capsules and greater compensation-related expenses associated with our expanded U.S. marketing and sales leadership team in anticipation of our expected FDA approval of octreotide capsules in April 2016 for commercialization in the U.S, which did not occur.

For the three months ended June 30, 2016, our general and administrative expenses increased by $2.1 million to $4.0 million. For the six months ended June 30, 2016, our general and administrative expenses increased by $5.4 million to $8.4 million. The increases were primarily due to greater compensation-related expenses associated with our expanded U.S. office as well as increased professional and consulting fees associated with being a public company.

Restructuring Charges

In June 2016, we announced a corporate restructuring plan, including an immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. As a result, we recorded restructuring charges totaling $6.5 million during the three months ended June 30, 2016, including one-time employee severance benefits and related costs of $1.5 million, one-time non-cash restructuring charges related to previously capitalized commercial software of $0.4 million and one-time manufacturing suspension fees of $4.7 million. In July 2016, we paid approximately $4.4 million of the manufacturing suspension fees.

Other (Income) Expense, net

Other income totaled $0.3 million for the six months ended June 30, 2016, compared to $0.2 million of other expenses for the same period in 2015. The improvement was driven by interest income generated from the investment of our IPO proceeds and a decrease in the imputed interest associated with the long-term obligation related to the acquisition of API and trade name Mycapssa from Roche.

Provision for Income Taxes

Our total tax provision was $0.2 million for the six months ended June 30, 2016, representing an effective tax rate of (0.4%), as compared to a tax provision of $0.1 million for the six months ended June 30, 2015, representing an effective tax rate of (0.6%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through June 30, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.4 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of June 30, 2016, our cash and cash equivalents were $30.5 million, of which $1.2 million was held by our Israeli subsidiary. In addition, as of June 30, 2016, we have $85.1 million invested in short term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including additional development after we evaluate various pathways to determine whether we can produce additional data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly, manufacturing of octreotide capsules for market consumption and clinical trial uses, clinical trial costs (including the international Phase 3 clinical trial that we initiated in March 2016 to support European regulatory approval of octreotide capsules and a possible additional clinical trial or trials to support United States regulatory approval of octreotide capsules), legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical and nonclinical research and development services, laboratory and related supplies, legal and other regulatory expenses, and other general operating costs.

In June 2016, following the CRL and our End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. We continue to revisit all areas of investment and resources to potentially enable further reductions in our expenses and extend our cash runway. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations through at least 2017. Because of the uncertainty created by the CRL, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules and any other product candidates we may develop or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of regulatory review of octreotide capsules and any future product candidates;

•	the progress and results of our clinical trials of octreotide capsules;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the scope, progress, results, and costs of nonclinical development, laboratory testing and clinical trials for future product candidates we may develop;

•	the number and development requirements of other product candidates that we pursue;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies or explore or consummate other strategic transactions.

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration arrangements. We are currently eligible to file a shelf registration statement and believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we plan to consider filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission in the future. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$(29,736)	$(11,918)
Investing activities	20,281	(93)
Financing activities	(1,101)	35,118

Operating Activities

Net cash used in operating activities was $29.7 million for the six months ended June 30, 2016, and primarily consisted of $43.8 million in net loss, adjusted for non-cash items of $2.8 million (primarily stock-based compensation of $2.1 million and non-cash restructuring charges of $0.4 million) and was offset by working capital increases of $11.3 million (primarily driven by the increase in accounts payable and accrued expenses driven by API purchases and restructuring charges). Net cash used in operating activities was $11.9 million for the six months ended June 30, 2015, and primarily consisted of $12.0 million in net loss, adjusted for non-cash items of $1.1 million (primarily stock-based compensation) and working capital decreases of $1.0 million (primarily driven by the decrease in accounts payable and accrued expenses). The increase in our cash used was driven by our Phase 3 trial in Europe, purchases of API, pre-commercial marketing expenditures, activities associated with the manufacturing process validation, compensation-related expenses associated with our expanded U.S. office as well as increased professional service fees.

Investing Activities

Net cash provided by investing activities was $20.3 million for the six months ended June 30, 2016, primarily related to the maturity of marketable securities and was partially offset by $2.4 million of purchases of property and equipment, compared to $0.1 million in cash used in investing activities for the six months ended June 30, 2015, primarily related to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $1.1 million during the six months ended June 30, 2016, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by proceeds from stock option exercises, compared to cash provided by financing activities of $35.1 million for the six months ended June 30, 2015, resulting primarily from the sale and issuance of the second tranche of our Series E redeemable convertible preferred stock and common stock warrants.

Contractual Obligations

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of 2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments in May 2016, which resulted in aggregate contractual financial penalties of approximately $4.7 million which were recorded in our condensed consolidated statement of operations as restructuring charges for the quarter ended June 30, 2016. The suspension notices released us from any remaining undelivered supply and service commitments described above. We paid $4.4 million of the API purchases in June 2016 and the $7.3 million related to API and contractual financial penalties in July 2016 which fulfilled our contractual commercial API purchase commitments.

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at June 30, 2016 or December 31, 2015. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $1.3 million as security deposits at June 30, 2016, which were classified as other assets in the accompanying condensed consolidated balance sheets. At June 30, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $12.1 million through 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had $30.5 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of June 30, 2016, we had $85.1 million of marketable securities consisting of short-term corporate notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.3 million. As of June 30, 2016, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 23%, 27% and 12%, respectively. As of June 30, 2016, we held $1.2 million in Israeli banks and petty cash funds to support our Israeli operations, approximately half of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for Mycapssa (octreotide) capsules and our ability to obtain FDA approval for the marketing and sale of Mycapssa, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks to represent a class consisting of all purchasers of our common stock from July 15, 2015 to April 17, 2016. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. The risk factors described below pertain to us as of the date hereof and following (i) our receipt in April 2016 of a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for Mycapssa (octreotide) capsules for the maintenance treatment of U.S. adult patients with acromegaly and (ii) our participation in an End of Review meeting with the FDA in June 2016 regarding the CRL and our subsequent receipt of the related meeting minutes, in each case, as described elsewhere in this Quarterly

Report on Form 10-Q. These risk factors should be carefully considered although the risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results and could cause the market price of our common stock to fluctuate or decline. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Mycapssa (Octreotide) Capsules and any Future Product Candidates

*In light of our receipt of a CRL from the FDA regarding our NDA for Mycapssa (octreotide) capsules for the maintenance treatment of U.S. adult patients with acromegaly and our subsequent participation in an End of Review Meeting with the FDA, the U.S. regulatory pathway for octreotide capsules is uncertain and we may never obtain regulatory approval in the United States.

On June 15, 2015, we submitted an NDA to the FDA for the marketing and sale of octreotide capsules, an oral drug proposed for the maintenance therapy of adult patients with acromegaly. The NDA was accepted for filing by the FDA in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a CRL regarding the NDA, indicating that their review is complete and the NDA is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our application provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a recent site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In addition, while the FDA did not note any safety concerns related to Mycapssa in the CRL, it subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our Phase 3 clinical trial were factors limiting an overall safety assessment.

In the CRL, the FDA encouraged us to request an End of Review meeting to discuss the path forward for our NDA. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and are in receipt of the minutes of that meeting. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to evaluate various potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly. The FDA stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval of our NDA for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We cannot provide any assurance that the trial strongly recommended by the FDA, if conducted by us, or any other alternative development pathway, whether acceptable or unacceptable to FDA, will result in the approval of our NDA for octreotide capsules.

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

If our efforts to address the concerns raised by the FDA are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials. The FDA strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, in the minutes from our End of Review meeting, the FDA introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial, perhaps with a placebo control, in this indication, as strongly recommended by the Agency, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. The company cannot estimate how long this process could take but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular a randomized, double-blind and controlled trial of sufficiently long duration.

The U.S. regulatory pathway is highly uncertain at this time, and we may never reach a common understanding with the FDA on a path forward to develop Mycapssa in the U.S., or obtain regulatory approval of octreotide capsules in the United States. If that were to occur, it would have a material adverse effect on our operations and financial condition.

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

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel (especially since we terminated substantially all of our commercial personnel in June 2016), pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product (especially since we indefinitely suspended all of our commercial manufacturing commitments during the second quarter of 2016) and implementation of a distribution infrastructure. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address the concerns it has raised in the CRL and the End of Review meeting. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules. However, and in light of the CRL, we cannot anticipate when we will be able to commercialize octreotide capsules in the United States, if at all.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our effort and financial resources as we continue to pursue the approval of octreotide capsules in the United States, Europe and elsewhere. This represents a significant investment in the clinical and regulatory success of octreotide capsules, which is uncertain. The success of octreotide capsules, if approved, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules;

•	acceptance by patients, the medical community and third-party payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules is approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•	successful implementation of our manufacturing processes and production of sufficient quantities of commercial drug product;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs and overcoming the deficiency with our supplier referenced in the CRL or take other measures satisfactory to the FDA; and

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

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

On June 15, 2015, we submitted an NDA to the FDA, for octreotide capsules for the maintenance therapy of acromegaly, which was accepted for filing to permit a substantive review. The FDA issued a CRL regarding our NDA on our PDUFA date of April 15, 2016, indicating that the NDA was not able to be approved during this review cycle and strongly recommending that we conduct a randomized, double-blinded, controlled trial. In the End of Review meeting, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial.

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, to which the first patient was enrolled in the United States in March 2016, is an open-label, randomized, active-controlled study that is currently anticipated to include approximately 150 patients in the European Union, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support MAA submission and approval, has not been reviewed by the FDA for purposes of addressing the efficacy concerns identified by the FDA in the CRL, is not designed to meet the criteria set forth by the FDA in the CRL and End of Review meeting minutes, and may not be acceptable to the FDA for the purpose of gaining U.S. approval. The FDA may never approve our NDA, our ongoing Phase 3 clinical trial may not be successful, or acceptable to the FDA or EMA to support regulatory approval in the United States or Europe, respectively, the CRL could adversely impact the EMA’s review of our regulatory submission, and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

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

Even if regulatory approval is obtained, subsequent safety, efficacy, quality or other issues can result in a product approval being suspended or withdrawn. Other than the June 2015 submission of our NDA for octreotide capsules in acromegaly to the FDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including regulatory approval, are not successful for its planned indications or are delayed, or if adequate demand for octreotide capsules is not generated, our business will be harmed.

The success of octreotide capsules will depend on the receipt and maintenance of regulatory approval, and the issuance and maintenance of such approvals is uncertain and subject to a number of risks, including the following:

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

We have designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDA in the United States relied, and we intend that our marketing authorization application, or MAA, in Europe will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we designed our development programs to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated, such as the randomized, double-blind and controlled clinical trial strongly recommended by the FDA in the CRL and End of Review meeting. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received. The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. For example, the positive results that we believe were generated in our completed clinical trials for octreotide capsules in acromegaly do not ensure that future clinical trials, including the additional Phase 3 trial required to support EMA approval or other trials required by the FDA, or clinical trials for other indications, will also generate comparable results. For example, the EMA required that we use multiple time points in the Phase 3 clinical trial that we initiated in March 2016 rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. The EMA agreed that we use the same cut off of IGF-1 < 1.3 times the upper limit of normal as the threshold for response. The fact that we have not used such an endpoint previously for regulatory submissions introduces an additional level of uncertainty in the outcome of this Phase 3 European clinical trial, or for other studies using this methodology for assessing the success of our product candidate. We cannot provide assurance that the FDA or EMA will view the results as we do or that any future trials of octreotide capsules, including our current Phase 3 clinical trial in acromegaly to support regulatory approval in Europe, any additional clinical trials we may conduct to support regulatory approval in the United States, or clinical trials for other indications, such as NET, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

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

*Any negative clinical results from, termination or suspension of, or delays in the commencement or completion of any ongoing or future trials of octreotide capsules for the treatment of acromegaly or for any additional indications, in the United States or other countries, or future clinical trials of product candidates we may develop could result in increased costs to us, delay or limit our ability to generate revenue, negatively impact our commercial prospects and cause our market value and stock price to fall.

Delays in the completion of the Phase 3 clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules in acromegaly in Europe, any future clinical trials we may conduct to support regulatory approval of octreotide capsules in the United States, the clinical trials of octreotide capsules for other indications, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly affect our product development costs or our ability to commercialize octreotide capsules. For example, in October 2015, the EMA required us to revise our protocol for our recently initiated Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore resulted in additional time to complete our second Phase 3 clinical trial of octreotide capsules. While we initiated this international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA, we do not know whether future trials will begin or whether the EMA Phase 3 trial will be completed on schedule, if at all, or will be successful. The commencement and completion of the EMA Phase 3 trial or other clinical trials that may be conducted can be delayed for a number of reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•	patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications;

•	a facility manufacturing octreotide acetate or octreotide capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in its CRL to our NDA, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	patients choosing an alternative treatment for any of the indications for which we are developing octreotide capsules or potential product candidates, or participating in competing clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	patients experiencing drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	third-party clinical investigators losing their licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods that are inconsistent with the clinical trial protocol, good clinical practice, or GCP, requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA, EMA or other regulatory authorities finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•	one or more IRBs or ethics committees refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	delays in adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason; or

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

*Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in the United States, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in the E.U. Further, the issuance of the CRL by FDA may negatively impact physician or patient attitudes towards octreotide capsules which could significantly delay enrollment in this study. In addition, conducting a randomized, double-blind and controlled trial in the United States, as strongly recommended by the FDA in the CRL, would be particularly challenging as we believe it would be difficult to identify patients with acromegaly willing to enroll in a trial with this design, and we believe such a trial could take several years to complete and submit to FDA for review.

Patient enrollment is affected by factors including the:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials;

•	proximity and availability of clinical trial sites for prospective patients;

•	availability of competing therapies and clinical trials;

•	perceptions of patients and healthcare providers as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	efforts to facilitate timely enrollment of patients in clinical trials;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials, we may be forced to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of octreotide capsules and any future product candidates we may develop in lieu of prescribing existing treatments that have established safety and efficacy profiles. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including the:

•	difficulty in establishing or managing relationships with CROs and physicians;

•	different requirements and standards for conducting clinical trials;

•	inability to locate qualified local consultants, physicians and partners; and

•	potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

*Even if we receive regulatory approval of octreotide capsules for acromegaly, we may still face future development and regulatory challenges that could inhibit or preclude our ability to commercialize octreotide capsules for any indication.

Even if we obtain regulatory approval of octreotide capsules for the treatment of acromegaly, NET and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If approved, the safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance. If we do not receive approval of octreotide capsules for the treatment of acromegaly, we may not be able to develop or commercialize octreotide capsules in NET or other indications.

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

The commercial success of octreotide capsules, if approved, will depend in large part on the willingness of physicians to prescribe these products to their patients. Octreotide capsules, if approved, will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve an acceptable level of prescriptions for octreotide capsules, if approved, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors. The degree of market acceptance of octreotide capsules, if approved, will depend on a number of factors, including:

•	the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules relative to injectable somatostatin analogs;

•	the relative convenience, number of capsules that need to be taken, requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe octreotide capsules and of the target patient population to try new therapies;

•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;

•	changes in the clinical or economic profiles of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;

•	limitations or warnings contained in labeling approved by the FDA or comparable foreign regulatory authorities;

•	our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement;

•	competitor activities; and

•	our ability to reliably manufacture and supply octreotide capsules.

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

*Due to the recent restructuring, we no longer have a sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing octreotide capsules, if regulatory approvals are obtained.

As a result of our June 2016 restructuring action, we no longer have sales personnel and have a very limited number of marketing personnel. Based upon feedback provided by the FDA and our own analysis, we believe new or additional data will be required before the FDA would consider U.S. regulatory approval for the marketing and sale of octreotide capsules, which may require that we conduct one or more additional clinical trials.

Even if we are able to obtain regulatory approval, we cannot guarantee when that will occur or whether we will be successful in marketing octreotide capsules in the United States or any other jurisdiction. If we are not successful in recruiting of sales and marketing personnel on a timely basis, retaining the limited key personnel with commercial experience that we currently have on staff, or rebuilding a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing octreotide capsules, if approved, which could harm our business, operating results and financial condition.

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

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize octreotide capsules and any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

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

*Due to the recent restructuring, we no longer have a full medical affairs organization and, if we are unable to establish effective medical affairs capabilities in the United States and build or access them in Europe and other international markets, our business may suffer.

As a result of our June 2016 restructuring action, we no longer have a full medical affairs organization. Medical affairs personnel are responsible for a number of key activities within biopharmaceutical companies, which include, but are not limited to, providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third-party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science.

Failure to successfully execute these activities could harm our business in the following ways:

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

*Even if we obtain marketing approval of octreotide capsules or any future product candidates we may develop, we will be subject to ongoing obligations and continued regulatory review with respect to the advertising and promotion of any product candidate that obtains approval.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by, among others, the FDA, the Department of Justice, or DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public, as well as by foreign regulatory authorities in the countries in which we commercialize octreotide capsules. Even if octreotide capsules are being marketed, the manufacture and marketing of octreotide capsules will be subject to ongoing regulation, including compliance with cGMPs, adverse event reporting requirements, guidance regarding the provision of reimbursement support and patient services, and general prohibitions against promoting products for unapproved or “off-label” uses. Violations of these ongoing regulations are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Government investigation of these issues itself typically requires the expenditure of significant resources and can generate negative publicity, which could harm our business. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

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

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of octreotide capsules and any future product candidates we may develop;

•	the efforts of our collaborators and the success of our own efforts with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with product manufacturing as well as sales and marketing activities.

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

In the United States, in the event that octreotide capsules are approved, we will seek to obtain reimbursement for octreotide capsules from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the Affordable Care Act, or the ACA. These reforms could significantly reduce payments from Medicare and Medicaid over the next 10 years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for octreotide capsules and our other potential products. Some of these changes and proposed changes could result in reduced reimbursement rates for octreotide capsules and our other potential products, which would adversely affect our business strategy, operations and financial results.

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL and End of Review meeting. Any such restrictions or potential reservations about efficacy expressed in the CRL within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

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

Although we may develop future potential products through internal research programs, we may also consider expanding the scope of future potential products by licensing injectable or poorly absorbed drugs from third parties with the goal of converting these drugs into novel oral forms of therapies using our TPE platform.

We may, however, be unable to license or acquire suitable product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

*Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

•	federal civil and criminal false claims laws and civil monetary penalty laws, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information;

•	the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws which govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product, if regulatory approvals are obtained. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc., and Bachem Americas Inc. in the United States as our suppliers of the generic API, octreotide acetate. All excipients, or substances formulated together with the API that are used in the manufacture of octreotide capsules, are readily available. The octreotide API is lyophilized, formulated with our TPE technology, filled into capsules and enteric-coated by Lyophilization Services of New England Inc., or LSNE, in Bedford, NH and Encap Drug Delivery, a division of Capsugel, or Encap, in Livingston, Scotland.

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

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time, particularly following the recent suspension of our commercial commitments to certain of our manufacturers following the receipt of the CRL. If the manufacturing costs of octreotide capsules remain at current levels, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have recently established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. In anticipation of the approval of our NDA by FDA on the PDUFA date, we made substantial commercial production commitments to these manufacturers via binding rolling forecasts. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments to Teva API, Inc. and LSNE, which resulted in aggregate financial penalties to us of approximately $4.7 million. In the future, if octreotide capsules are approved, we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing octreotide capsules and any future product candidates we may develop may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Our receipt of the CRL from the FDA may cause potential collaborators to assign a lower probability to our regulatory success of octreotide capsules which could reduce the likelihood of our ability to enter into a collaboration on favorable terms, if at all. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

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

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through June 30, 2016, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of June 30, 2016, our cash and cash equivalents and marketable securities were $115.6 million. Since inception, we have incurred significant operating losses. Our net loss was $43.8 million for the six months ended June 30, 2016, respectively, and $35.9 million for the year ended December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $161.3 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. In June 2016, in light of the CRL, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. We continue to revisit all areas of investment and resources to potentially enable further reductions in our expenses and extend our cash runway. We plan to issue guidance regarding our cash forecasts, planned product development activities and expenditures after we have determined our path forward and conducted these analyses. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations through at least 2017. In addition, we will incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Although we commenced operations in 2001, our operations to date have been largely focused on raising capital and developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Octreotide capsules are our only current product candidate for which we have conducted clinical trials, we have completed only a single later-stage clinical trial to date with this product candidate, and the FDA has strongly recommended that we complete a randomized, double-blind and controlled clinical study of octreotide capsules. We have not yet demonstrated our ability to successfully complete additional later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

Our business will likely require additional capital that we have not yet secured. In the short term, we expect to continue to conduct an additional Phase 3 clinical trial of octreotide capsules to treat acromegaly required for European regulatory approval. In June 2016, following our receipt of the CRL and the End of Review meeting, we announced a corporate restructuring plan intended to focus the company’s resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. We continue to revisit all areas of investment and resources to potentially enable further reductions in our expenses and extend our cash runway. We plan to issue updated guidance regarding our cash forecasts, planned product development activities and expenditures after we have determined our path forward and conducted these analyses.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of octreotide capsules in acromegaly, especially if we are required to conduct a randomized, double-blinded and controlled clinical trial as the FDA strongly recommended in the CRL;

•	the amount of our future operating losses;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and our other drug candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including potential agreements to out-license octreotide capsules, research and other collaborations, joint ventures and other business arrangements;

•	our success in integrating product candidates, technologies or companies that we may acquire; and

•	regulatory changes and technological developments in our markets.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and scientific personnel. As of August 1, 2016, and following our restructuring plan announced in June 2016, we had a total of 41 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent upon the principal members of our management team, including Mark Leuchtenberger, our Chief Executive Officer, Roni Mamluk, our Chief Development Officer, Tara McCarthy, our General Counsel, and Mark J. Fitzpatrick, our Chief Financial Officer. These executives have significant research and development, regulatory industry, sales and marketing, operational, and/or corporate finance and legal experience. Our recent receipt of a CRL from the FDA related to our NDA may make the retention of these individuals, other principal members of our management team and key employees more challenging. The loss of any executive, other principal member of our management team or key employee could impair our ability to identify, develop and market new products and conduct successful operations.

In addition, if octreotide capsules are approved, our growth will require us to hire a significant number of qualified technical, commercial, medical and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules, if approved, and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

In February 2016, negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that is being referred to as the EU-US Privacy Shield and a draft adequacy decision was presented by the European Commission on February 29, 2016. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. On May 26, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission. On July 12, 2016, the U.S. Department of Commerce announced that the EU-US Privacy Shield program would be open to registrants as of August 1, 2016. However, there continue to be concerns about whether the EU-US Privacy Shield will face additional challenges (as the Safe Harbor framework did). We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business.

The Directive will be replaced in time with the recently adopted European General Data Protection Regulation, which will enter into force on May 25, 2018, and which will impose additional obligations and risk upon our business and which will increase substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of the total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover for more serious offenses. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations.

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

With respect to patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, that we were the first to file for patent protection of such inventions, or that we have found all of the potentially relevant prior art relating to our patents and patent applications that could invalidate one or more of our patents or prevent one or more of our patent applications from issuing. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate oppositions, interferences, re-examinations, post-grant reviews, inter partes reviews, nullification or derivation actions in court or before patent offices or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.

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

At June 30, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $101.7 million. The federal NOL carryforwards expire at various dates through 2036. At June 30, 2016, there were no NOL carryforwards in our Israeli subsidiary.

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

As of June 30, 2016, our executive officers, directors and principal stockholders collectively controlled approximately 62.8% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our interactions with the FDA regarding our NDA for octreotide capsules in acromegaly;

•	the commencement, enrollment or results of our ongoing Phase 3 clinical trial of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred on April 15, 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our growth or restructuring;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

*We are recently the subject of securities litigation, which is expensive and may divert our management’s attention.

On June 9, 2016, Chiasma, Inc. and certain of our officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for Mycapssa (octreotide) capsules and our ability to obtain FDA approval for the marketing and sale of Mycapssa, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks to represent a class consisting of all purchasers of our common stock from July 15, 2015 to April 17, 2016. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

This litigation may result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We may not be successful in defending this claim and cannot provide assurance that insurance proceeds will be sufficient to cover any liability under such claims.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-

Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

In addition, if, as a result of restructuring the company, we increase our reliance on contractors for important business functions, it may be more difficult to collect, analyze and report the information we are obligated to disclose as a public company and this could result in a material misstatement or omission in our disclosures.

*A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is otherwise doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of June 30, 2016, we had 24,356,697 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 4,210,999 shares subject to outstanding options under our stock option plans, the 2,613,690 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

*If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Since our IPO, four securities analysts have initiated coverage on our company. Since these coverage initiations, and following the receipt of the CRL to our NDA from the FDA, each of these analysts has downgraded their ratings on and lowered their price targets for our stock, and one has since dropped coverage. In the event that one or more of the analysts who cover us further downgrades our stock or publish inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more of these remaining analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2016, we did not repurchase any shares of our common stock.

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

We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. Through June 30, 2016, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 16, 2015. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

In June 2016, following our receipt of the CRL and the End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. We continue to revisit all areas of investment and resources to potentially enable further reductions to our expenses and extend our cash runway.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

August 11, 2016	By:	/s/ Mark Leuchtenberger
Mark Leuchtenberger
President, Chief Executive Officer and Director (Principal Executive Officer)

August 11, 2016	By:	/s/ Mark J. Fitzpatrick
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