Form 10-Q
period 2016-09-30
CHIASMA, INC
filed 2016-11-09
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 24,359,584 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the U.S. regulatory review process of our New Drug Application, or NDA, for octreotide capsules in acromegaly, and other plans and strategies following our receipt of a Complete Response Letter, or CRL, to our NDA from the U.S. Food and Drug Administration, or the FDA on April 15, 2016, our End of Review Meeting with the FDA and our receipt of the minutes from such meeting;

•	any regulatory approvals that may be issued or denied by the FDA, European Medicines Agency or other regulatory agencies for octreotide capsules in acromegaly or other indications;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the number, designs, results and timing of our clinical trials and nonclinical activities and the timing of the availability of data from these trials and activities;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•	our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make octreotide capsules, other product candidates we may develop and successfully commercialize or our TPE technology obsolete;

•	our ability to manufacture sufficient amounts of octreotide capsules for clinical trials and commercialization activities;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally, including the restructuring plans announced in June and August 2016; and

•	our estimates regarding our capital requirements.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	Unaudited
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$28,475	$41,039
Marketable securities	70,883	107,715
Prepaid expenses and other current assets	2,244	2,331

Total current assets	101,602	151,085
Property and equipment, net	2,415	676
Other assets	1,489	1,347

Total assets	$105,506	$153,108

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,160	$157
Accrued expenses	5,579	4,657
Other current liabilities	1,877	1,700

Total current liabilities	8,616	6,514
Long-term liabilities	3,827	3,778

Total liabilities	12,443	10,292

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding 24,359,584 shares at September 30, 2016, and 24,012,597 shares at December 31, 2015	244	240
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	263,459	259,969
Accumulated other comprehensive income (loss)	(8)	23
Accumulated deficit	(170,632)	(117,416)

Total stockholders’ equity	93,063	142,816

Total liabilities and stockholders’ equity	$105,506	$153,108

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands except share and per share data)
Operating expenses:
Marketing, general and administrative	$3,881	$4,814	$19,267	$10,182
Research and development	4,521	4,368	26,526	10,745
Restructuring charges	1,037	—	7,574	—

Total operating expenses	9,439	9,182	53,367	20,927

Loss from operations	(9,439)	(9,182)	(53,367)	(20,927)
Other expenses (income), net	(139)	105	(389)	303

Loss before provision for income taxes	(9,300)	(9,287)	(52,978)	(21,230)
Provision for income taxes	73	72	238	146

Net loss	(9,373)	(9,359)	(53,216)	(21,376)
Accretion of redeemable convertible preferred stock	—	(31)	—	(318)

Net loss attributable to common stockholders	$(9,373)	$(9,390)	$(53,216)	$(21,694)

Earnings per share attributable to common stockholders
Basic	$(0.38)	$(0.46)	$(2.19)	$(3.17)

Diluted	$(0.38)	$(0.46)	$(2.19)	$(3.17)

Weighted-average shares outstanding:
Basic	24,357,730	20,280,385	24,305,916	6,837,272

Diluted	24,357,730	20,280,385	24,305,916	6,837,272

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(9,373)	$(9,359)	$(53,216)	$(21,376)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	147	81	(31)	81

Total other comprehensive income (loss)	147	81	(31)	81

Comprehensive loss	$(9,226)	$(9,278)	$(53,247)	$(21,295)

See accompanying notes to condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Cash Flows From Operating Activities:
Net loss	$(53,216)	$(21,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	373	146
Stock-based compensation	2,813	1,883
Amortization of premium on marketable securities, net	(75)	—
Provision for deferred income taxes	252	(8)
Non-cash interest expense	185	259
Non-cash restructuring charges	670	—
(Gain) loss on sale of property and equipment	53	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(86)	(1,007)
Accounts payable and accrued expenses	1,927	103
Other assets	(87)	1
Other current and long-term liabilities	1,610	136

Net cash used in operating activities	(45,581)	(19,867)
Cash Flows From Investing Activities:
Purchase of marketable securities	(102,882)	(21,907)
Maturities of marketable securities	139,756	—
Decrease (increase) in value of other assets	—	(156)
Purchases of property and equipment	(2,889)	(112)
Proceeds from sale of property and equipment	127	12

Net cash provided by (used in) investing activities	34,112	(22,163)
Cash Flows From Financing Activities:
Payment under license termination agreement	(1,700)	—
Proceeds from issuance of Series E redeemable convertible preferred stock and warrants for common stock, net	—	35,690
Proceeds from issuance of common stock, net	—	106,633
Proceeds from issuance of restricted stock	—	382
Exercise of warrants	5	4
Exercise of stock options	600	30

Net cash provided by (used in) financing activities	(1,095)	142,739

Net increase (decrease) in cash and cash equivalents	(12,564)	100,709
Cash and cash equivalents, beginning of period	41,039	40,160

Cash and cash equivalents, end of period	$28,475	$140,869

Supplemental Non-Cash Financing Activities:
Conversion of preferred stock	$—	$139,017

Deferred offering costs	$—	$110

Supplemental data of cash flow information:
Cash paid for income taxes	$95	$37

See accompanying notes to condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us”, “our” or “Chiasma”. A number of our product development employees are located in Israel. We are focused on improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral therapies that are currently available only as injections. We have one product candidate, octreotide capsules (conditionally trade-named “Mycapssa”), which is based on our Transient Permeability Enhancer (“TPE”) platform and of which we have completed a multinational Phase 3 clinical trial in the treatment of acromegaly. Our New Drug Application (“NDA”) was accepted for filing by the United States Food and Drug Administration (“FDA”) in August 2015. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. On the Prescription Drug User Fee Act (“PDUFA”) date of April 15, 2016, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA, indicating that the review is complete and the NDA is not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and have received the minutes of the meeting.

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

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to explore various potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly. The FDA stated that it considers pathways alternative to its recommendations to be less ideal and ultimately riskier to our efforts to secure approval in the U.S. for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans.

The U.S. regulatory pathway is highly uncertain at this time, and we may never reach a common understanding with the FDA on a path forward to develop Mycapssa in the U.S., or obtain regulatory approval of octreotide capsules in the United States.

In addition to the regulatory uncertainty created by the CRL, we are also subject to risks common to companies in the biopharmaceutical development industry. There can be no assurance that our product development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if our development efforts are successful, it is uncertain when, if ever, we will generate significant product sales. We operate in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our product candidate, octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We expect to continue with our ongoing international Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued. We expect to continue to incur significant operating losses for the foreseeable future.

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of the standard will be effective for the annual and interim financial statement periods ending after December 15, 2016, with early adoption permitted. We adopted this guidance effective January 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective in 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our condensed consolidated financial statements.

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

On August 26, 2016, the FASB issued guidance which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact the standard may have on our condensed consolidated statement of cash flows.

2. Investments

Our investments consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$24,209	$—	$—	$24,209
Corporate notes	70,891	9	(17)	70,883

Total	$95,100	$9	$(17)	$95,092

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	118,542	53	(30)	118,565

Total	$141,842	$53	$(30)	$141,865

As of September 30, 2016, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and nine months ended September 30, 2016 or 2015.

The fair values of our investments by classification in our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$24,209	$34,150
Marketable securities	70,883	107,715

Total	$95,092	$141,865

Cash and cash equivalents in the table above exclude cash of $4.3 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively. The contractual maturity dates of all of our investments are less than one year.

3. Fair Value Measurements of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs that are unobservable for the asset or liability.

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

The fair value measurements of our financial instruments are summarized in the table below (in thousands):

	Fair Value Measurements at September 30, 2016:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Cash equivalents:
Money market funds	$24,209	$—	$—	$24,209

Total cash equivalents	$24,209	$—	$—	$24,209
Marketable securities:
Corporate notes	$—	$70,883	$—	$70,883

Total marketable securities	—	70,883	—	70,883

Total	$24,209	$70,883	$—	$95,092

	Fair Value Measurements at December 31, 2015:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Cash equivalents:
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	—	10,850	—	10,850

Total cash equivalents	$23,300	$10,850	$—	$34,150
Marketable securities:
Corporate notes	$—	$107,715	$—	$107,715

Total marketable securities	—	107,715	—	107,715

Total	$23,300	$118,565	$—	$141,865

4. Earnings per Share Attributable to Common Stockholders

We compute basic earnings per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. During periods in which we incurred a net loss, we allocate no net loss to participating securities because they do not have a contractual obligation to share in our net loss. We compute diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive. All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and nine months ended September 30, 2016 and 2015.

5. Accrued Expenses

As of September 30, 2016 and December 31, 2015, accrued expenses consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued marketing, general and adminstrative expenses	$388	$1,486
Accrued research and development expenses	1,125	1,376
Accrued payroll and employee benefits	2,727	1,795
Accrued restructuring costs	1,339	—

Total accrued expenses	$5,579	$4,657

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

8. Warrants

As of December 31, 2015, there were 3,621,767 common stock warrants outstanding with exercise prices ranging from $0.09 to $9.13. The warrants were issued at various points between June 2011 and February 2015 with expiration dates ranging from June 2016 through February 2025. There were 54,752 warrants exercised during the nine months ended September 30, 2016. There were 3,567,015 outstanding warrants as of September 30, 2016.

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

In July 2015 the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. As of September 30, 2016, the total number of shares authorized for stock award plans is 7,114,037 of which 3,547,958 remain available for grant. There are 3,273,844 stock options outstanding as of September 30, 2016.

Stock-based compensation for the three and nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Marketing, general and administrative	$384	$594	$1,619	$986
Research and development	373	418	1,194	897

Total	$757	$1,012	$2,813	$1,883

Primarily as result of the workforce reductions discussed in Note 12, approximately 1,718,000 options were forfeited during the nine months ended September 30, 2016. We issued approximately 292,000 and 126,000 shares of common stock following the exercise of underlying stock options in the nine months ended September 30, 2016 and 2015, respectively

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	75%	75%
Expected term (years)	6.20	6.25
Risk-free interest rate	1.42%	1.71%
Expected dividend yield	0%	0%

We issued approximately 1,164,000 option grants during the nine months ended September 30, 2016. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2016 was $6.69. We issued approximately 2,613,000 option grants in the nine months ended September 30, 2015. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2015 was $6.12.

10. Income Taxes

Our effective rate differs from the U.S. federal statutory income tax rate of 34% primarily due to a full valuation allowance against our U.S. deferred tax asset in each period presented and lower statutory rates from our Israeli subsidiary, which generates nearly all of the income tax provision recorded in our condensed consolidated statements of operations.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2016, the gross amount of unrecognized tax benefits including interest and penalties was $0.6 million. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2020. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

2016
Uncertain tax position at the beginning of year	$443
Additions for uncertain tax positions of prior year	—
Additions for uncertain tax positions of current year	202
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Uncertain tax position at the end of the period	$645

We file U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of September 30, 2016, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2013 and forward
Israel	2011 and forward

However, carryforward attributes that were generated prior to 2013 in the United States may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

11. Commitments and Contingencies

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of 2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments in May 2016, which resulted in aggregate contractual financial penalties of approximately $4.7 million that were recorded in our condensed consolidated statement of operations as restructuring charges (see Note 12). The suspension notices released us from any remaining undelivered supply and service commitments described above. We paid $11.7 million for API purchases and contractual financial penalties in the nine months ended September 30, 2016 which fulfilled our contractual commercial API purchase commitments.

We conduct operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at September 30, 2016 or December 31, 2015. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $1.3 million as security deposits at September 30, 2016, which were classified as other assets in the accompanying condensed consolidated balance sheets. At September 30, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $11.7 million through 2025.

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for Mycapssa (octreotide) capsules and our ability to obtain FDA approval for the marketing and sale of Mycapssa, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks to represent a class consisting of all purchasers of our common stock from July 15, 2015 to April 17, 2016. A lead plaintiff has not yet been appointed in the case. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not aware of any claim or litigation, the outcome of which, if determined adversely to us, would have a material effect on our financial position or results of operations.

12. Restructuring Charges

In June 2016, we announced a corporate restructuring plan that included immediate reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. As a result, we recorded restructuring charges for one-time employee severance benefits and related costs, one-time non-cash restructuring charges related to previously capitalized commercial software and manufacturing suspension fees totaling approximately $6.5 million during the three months ended June 30, 2016. In July 2016, we paid approximately $4.4 million of the manufacturing suspension fees.

In August 2016 we announced a second corporate restructuring plan that included immediate reduction of approximately 44% of our remaining workforce, primarily in our research and administrative functions. As a result, we recorded restructuring charges for one-time employee severance benefits and related costs, and one-time non-cash restructuring charges related to previously capitalized laboratory equipment totaling approximately $1.0 million during the three months ended September 30, 2016.

The components of our restructuring charges are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Severance benefits and related costs	$746	$2,211
Non-cash restructuring charges	291	670
Manufacturing suspension fees	—	4,693

Total	$1,037	$7,574

Activity related to accrued restructuring costs is as follows (in thousands):

Nine Months Ended September 30, 2016
Balance at beginning of period	$—
Plus:
Current year restructuring costs	7,574
Less:
Payment of employee severance costs	1,109
Payment of manufacturing suspension fees	4,456
Non-cash restructuring charges	670

Balance at end of period	$1,339

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

Overview

We are a biopharmaceutical company focused on improving the lives of patients suffering from orphan diseases by developing and commercializing novel oral forms of therapies that are available today only by injection. Using our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral therapies that reduce or eliminate the significant limitations and burdens generally associated with existing injectable therapies. We have one product candidate, octreotide capsules, which is based on our TPE platform and of which we have completed a multinational Phase 3 clinical trial in the treatment of acromegaly. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. We believe octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration. Our octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. Our New Drug Application, or NDA, for octreotide capsules was accepted for filing by the United States Food and Drug Administration, or the FDA or the Agency, in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a Complete Response Letter, or CRL, regarding the NDA, indicating that the review is complete and the NDA is not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and have received the minutes of the meeting.

In its CRL, the FDA advised us that the Agency did not believe our application had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. The FDA did not note any safety concerns related to Mycapssa in the CRL, but subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our previous Phase 3 trial were factors limiting an overall safety assessment.

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to evaluate various potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly. The Agency stated that it considers pathways alternative to its recommendations to be less ideal and ultimately riskier to our efforts to secure approval in the U.S. for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the Agency to reach a common understanding of expectations prior to initiating and executing any alternative plans. We believe additional discussions with the FDA will enable our executive team and Board to chart the most prudent path forward for Chiasma and our shareholders.

We cannot provide any assurance that the trial strongly recommended and preferred by the FDA, if conducted by us, or any other alternative development pathway, whether acceptable or unacceptable to FDA, will result in the approval of our NDA for octreotide capsules. If our efforts to address the FDA’s concerns are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval, if we are able to secure approval at all, and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial in this indication, as strongly recommended by the Agency, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. We cannot estimate how long this process could take but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular the controlled trial strongly recommended by the FDA.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We intend to commercialize octreotide capsules ourselves in the United States, if approved, and we plan to explore collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world. Our goal is to become a leading patient-focused biopharmaceutical company by developing and commercializing octreotide capsules for acromegaly and potentially other orphan indications, and leveraging our TPE platform to develop and commercialize novel oral products for other debilitating diseases currently treated by injectable therapies. We currently have one product candidate, octreotide capsules, in development for the potential treatment of acromegaly.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our revenue has been related to one license agreement, which has been terminated. Since our inception and through September 30, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, as described in more detail below, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of September 30, 2016, our consolidated cash, cash equivalents and marketable securities were $99.4 million, of which $1.5 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $53.2 million for the nine months ended September 30, 2016 and $35.9 million for the year ended December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $170.6 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe.

In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not significantly investing in those areas. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Financial Overview

Following our receipt of the CRL and the End of Review meeting, in June 2016 we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan which further reduced our remaining workforce by approximately 44%, primarily in our research and administrative functions. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. Following these restructuring plans, we expect to realize significant decreases in our operating expenses as compared to the run-rate incurred during the nine months ended September 30, 2016.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including the manufacturing validation, regulatory and clinical activities, and our TPE platform and our early stage programs. We expense research and development costs as incurred.

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not significantly investing in those areas. We continue to invest in the clinical development of octreotide capsules. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. The successful development of octreotide capsules and other product candidates we may develop, if any, is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of octreotide capsules or the period, if any, in which material net cash inflows from any product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, in both the CRL and the End of Review meeting, the FDA strongly recommended that we conduct a randomized, double-blinded, controlled clinical trial of octreotide capsules that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. If we were to conduct such a trial or other trials that the FDA deems acceptable for resubmission of our NDA, or if we experience significant delays in our ongoing Phase 3 clinical trial to support the submission of our Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Marketing, General and Administrative

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules, and we anticipated that these expenses would materially increase throughout 2016. Following the June 2016 restructuring plan and the termination of primarily all of our commercial personnel, these expenses have been significantly reduced.

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

Restructuring Charges

Restructuring charges consist of employee severance benefits and related costs, asset write-offs resulting from restructuring plans, suspension fees associated with commercial manufacturing agreements, and other expenses associated with restructuring our operations.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2016, except for our significant accounting policies related to accounting for employee share-based payments, which is discussed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three and Nine Months ended September 30, 2016 and 2015

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
	2016	2015	$ Change	change	2016	2015	$ Change	change
Research and development	$4,521	$4,368	$153	4%	$26,526	$10,745	$15,781	147%

For the three months ended September 30, 2016, our total research and development expenses increased by $0.2 million to $4.5 million primarily due to our ongoing Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the submission of a MAA to the EMA. For the nine months ended September 30, 2016, our total research and development expenses increased by $15.8 million to $26.5 million. The increases were primarily due to approximately $7.4 million of API purchases during the nine months ended September 30, 2016, our ongoing Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the submission of a MAA to the EMA, activities associated with the manufacturing process validation, and an increase in salaries and related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

The following is a comparison of marketing, general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
	2016	2015	$ Change	change	2016	2015	$ Change	change
Marketing	$410	$2,100	$(1,690)	(80%)	$7,405	$4,429	$2,976	67%
General and administrative	3,471	2,714	757	28%	11,862	5,753	6,109	106%

Total marketing, general and administrative expenses	$3,881	$4,814	$(933)	(19%)	$19,267	$10,182	$9,085	89%

For the three months ended September 30, 2016, our marketing expenses decreased by $1.7 million to $0.4 million. For the nine months ended September 30, 2016, our marketing expenses increased by $3.0 million to $7.4 million. For the three months ended September 30 2016, the decrease was primarily driven by the reduction in force of substantially all of our commercial personnel and the corresponding reduction in pre-commercial activity expenditures following the CRL. For the nine months ended September 30, 2016, the increase was primarily due to pre-commercial activities related to octreotide capsules and greater compensation-related expenses associated with our expanded U.S. marketing and sales leadership team in anticipation of our expected FDA approval of octreotide capsules in April 2016 for commercialization in the U.S, which did not occur.

For the three months ended September 30, 2016, our general and administrative expenses increased by $0.8 million to $3.5 million. For the nine months ended September 30, 2016, our general and administrative expenses increased by $6.1 million to $11.9 million. The increases were primarily due to greater compensation-related expenses associated with our expanded U.S. office as well as increased professional and consulting fees associated with being a public company.

Restructuring Charges

In June 2016, we announced a corporate restructuring plan, including an immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan, including an immediate reduction of approximately 44% of our remaining workforce. As a result, we recorded restructuring charges totaling $1.0 million during the three months ended September 30, 2016, including one-time employee severance benefits and related costs of $0.7 million and one-time non-cash restructuring charges related to previously capitalized laboratory equipment of $0.3 million. The $7.6 million of restructuring charges recorded for the nine months ended September 30, 2016 consisted of one-time employee severance benefits and related costs of $2.2 million, one-time non-cash restructuring charges related to previously capitalized commercial software and laboratory equipment of $0.7 million and one-time manufacturing suspension fees of $4.7 million.

Other (Income) Expense, net

Other income totaled $0.4 million for the nine months ended September 30, 2016, compared to $0.3 million of other expenses for the same period in 2015. The improvement was driven by interest income generated from the investment of our IPO proceeds and a decrease in the imputed interest associated with the long-term obligation related to the acquisition of API and trade name Mycapssa from Roche.

Provision for Income Taxes

Our total tax provision was $0.2 million for the nine months ended September 30, 2016, representing an effective tax rate of (0.5%), as compared to a tax provision of $0.1 million for the nine months ended September 30, 2015, representing an effective tax rate of (0.7%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through September 30, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.4 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of September 30, 2016, our cash and cash equivalents were $28.5 million, of which $1.5 million was held by our Israeli subsidiary. In addition, as of September 30, 2016, we have $70.9 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including additional development after we evaluate various pathways to determine whether we can produce additional data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly, manufacturing of octreotide capsules for market consumption and clinical trial uses, clinical trial costs (including the international Phase 3 clinical trial that we initiated in March 2016 to support European regulatory approval of octreotide capsules and a possible additional clinical trial or trials to support United States regulatory approval of octreotide capsules), legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

In June 2016, following the CRL and our End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016 we announced a second corporate restructuring plan that included the reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations beyond 2018. Because of the uncertainty created by the CRL, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, and any other product candidates we may develop or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of regulatory review of octreotide capsules and any future product candidates we may develop;

•	the progress and results of our clinical trial or trials of octreotide capsules;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the number and development requirements of other product candidates that we pursue, if any;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies or explore or consummate other strategic transactions.

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration arrangements. We are currently eligible to file a shelf registration statement and believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we plan to consider filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission in the future. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$(45,581)	$(19,867)
Investing activities	34,112	(22,163)
Financing activities	(1,095)	142,739

Operating Activities

Net cash used in operating activities was $45.6 million for the nine months ended September 30, 2016, and primarily consisted of $53.2 million in net loss, adjusted for non-cash items of $4.3 million (primarily stock-based compensation of $2.8 million and non-cash restructuring charges of $0.7 million) and was offset by working capital increases of $3.4 million (primarily driven by the increase in accounts payable and accrued expenses and other current liabilities driven by restructuring charges and deferred rent liabilities). Net cash used in operating activities was $19.9 million for the nine months ended September 30, 2015, and primarily consisted of $21.4 million in net loss, adjusted for non-cash items of $2.3 million (primarily stock-based compensation) and working capital decreases of $0.8 million (primarily driven by the increase in prepaid expenses). The primary drivers for the increase in our operating activity spending rate was driven by our ongoing international Phase 3 trial, purchases of API, restructuring payments, pre-commercial marketing expenditures, activities associated with the manufacturing process validation, as well as compensation-related expenses associated with our expanded U.S. office.

Investing Activities

Net cash provided by investing activities was $34.1 million for the nine months ended September 30, 2016, primarily related to the maturity of marketable securities and was partially offset by $2.9 million of purchases of property and equipment, compared to $22.2 million in cash used in investing activities for the nine months ended September 30, 2015, primarily related to the purchase of marketable securities from the proceeds of our IPO completed in July 2015.

Financing Activities

Net cash used in financing activities was $1.1 million during the nine months ended September 30, 2016, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by $0.6 million proceeds from stock option exercises, compared to cash provided by financing activities of $142.7 million for the nine months ended September 30, 2015, resulting primarily from proceeds from our IPO and the sale and issuance of the second tranche of our Series E redeemable convertible preferred stock and common stock warrants.

Contractual Obligations

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of 2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments in May 2016, which resulted in aggregate contractual financial penalties of approximately $4.7 million which were recorded in our condensed consolidated statement of operations as restructuring charges for the quarter ended June 30, 2016. The suspension notices released us from any remaining undelivered supply and service commitments described above. We paid $11.7 million for API purchases and contractual financial penalties in the nine months ended September 30, 2016 which fulfilled our contractual commercial API purchase commitments.

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at September 30, 2016 or December 31, 2015. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $1.3 million as security deposits at September 30, 2016, which were classified as other assets in the accompanying condensed consolidated balance sheets. At September 30, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $11.7 million through 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had $28.5 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of September 30, 2016, we had $70.9 million of marketable securities consisting of short-term corporate notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.2 million. As of September 30, 2016, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 13%, 25% and 2%, respectively. As of September 30, 2016, we held $1.5 million in Israeli banks and petty cash funds to support our Israeli operations, approximately half of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for Mycapssa (octreotide) capsules and our ability to obtain FDA approval for the marketing and sale of Mycapssa, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks to represent a class consisting of all purchasers of our common stock from July 15, 2015 to April 17, 2016. A lead plaintiff has not yet been appointed in the case. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

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

On June 15, 2015, we submitted an NDA to the FDA for the marketing and sale of octreotide capsules, an oral drug proposed for the maintenance therapy of adult patients with acromegaly. The NDA was accepted for filing by the FDA in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a CRL regarding the NDA, indicating that their review is complete and the NDA is not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our application provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In addition, while the FDA did not note any safety concerns related to Mycapssa in the CRL, it subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our Phase 3 clinical trial were factors limiting an overall safety assessment.

In the CRL, the FDA encouraged us to request an End of Review meeting to discuss the path forward for our NDA. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and are in receipt of the minutes of that meeting. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to evaluate various potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of Mycapssa in adult patients with acromegaly. The FDA stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval in the U.S. for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We cannot provide any assurance that the trial strongly recommended by the FDA, if conducted by us, or any other alternative development pathway, whether acceptable or unacceptable to FDA, will result in the approval of our NDA for octreotide capsules.

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

If our efforts to address the concerns raised by the FDA are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials. The FDA strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, in the minutes from our End of Review meeting, the FDA introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval, if we are able to obtain approval at all, and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial, perhaps with a placebo control, in this indication, as strongly recommended by the Agency, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. We cannot estimate how long this process could take but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular a randomized, double-blind and controlled trial of sufficiently long duration.

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

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel (especially since we terminated substantially all of our commercial personnel in June 2016), pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product (especially since we indefinitely suspended all of our commercial manufacturing commitments during the second quarter of 2016) and implementation of a distribution infrastructure. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules, if approved, in an effort to address the concerns it has raised in the CRL and the End of Review meeting. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules. However, and in light of the CRL, we cannot anticipate when we will be able to commercialize octreotide capsules in the United States, if at all.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our effort and financial resources as we continue to pursue the approval of octreotide capsules in the United States and Europe. This represents a significant investment in the clinical and regulatory success of octreotide capsules, which is uncertain. The success of octreotide capsules, if approved, will depend on several factors, including:

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

We may also fail to develop future product candidates, especially since we terminated our research personnel in connection with the August 2016 restructuring plan. As a result, we continue to be dependent on the regulatory approval and successful commercialization of octreotide capsules, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital could be impaired, all of which could result in our market value and stock price declining significantly.

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

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, to which the first patient was enrolled in the United States in March 2016, is an open-label, randomized, active-controlled study that is currently anticipated to include approximately 150 patients in the European Union, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support MAA submission and approval. However, the FDA has advised us that this clinical trial will not be sufficient to address the concerns identified by the FDA in the CRL. The FDA may never approve our NDA, our ongoing Phase 3 clinical trial may not be successful, or acceptable to the FDA or EMA to support regulatory approval in the United States or Europe, respectively, the CRL could adversely impact the EMA’s review of our regulatory submission, and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

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

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly to support approval by the EMA, and may eventually initiate clinical trials of octreotide capsules in indications other than acromegaly, assuming financing is available to us and prior regulatory approvals of octreotide capsules in acromegaly are obtained.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received. The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. For example, the positive results that we believe were generated in our completed clinical trials for octreotide capsules in acromegaly do not ensure that future clinical trials, including the additional Phase 3 trial required to support EMA approval or other trials required by the FDA, or clinical trials for other indications, will also generate comparable results. For example, the EMA required that we use multiple time points in the Phase 3 clinical trial that we initiated in March 2016 rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. The EMA agreed that we use the same cut off of IGF-1 < 1.3 times the upper limit of normal as the threshold for response. The fact that we have not used such an endpoint previously for regulatory submissions introduces an additional level of uncertainty in the outcome of this Phase 3 clinical trial, or for other studies using this methodology for assessing the success of our product candidate. We cannot provide assurance that the FDA or EMA will view the results as we do or that any future trials of octreotide capsules, including our current Phase 3 clinical trial in acromegaly to support regulatory approval in Europe, any additional clinical trials we may conduct to support regulatory approval in the United States, or clinical trials for other indications, if any, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

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

Further, our NDA relied upon the FDA’s 505(b)(2) regulatory pathway for octreotide capsules in acromegaly in the United States and we expect to rely on similar hybrid application pathway for any MAAs that we submit in the EU. There can be no assurance that our clinical trials, or the clinical trials conducted by third parties, will demonstrate sufficient safety and efficacy for the FDA or EMA to approve octreotide capsules for the treatment of acromegaly or any other indication that may be specified in future NDA or MAA submissions. Even if we do obtain approval from the FDA for octreotide capsules for the treatment of acromegaly in the United States, we may not be successful in obtaining approval from the EMA or other regulatory authorities, or vice versa.

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

Product development costs for octreotide capsules in acromegaly or any other future indications we may pursue or for product candidates we may develop in the future will increase if we have delays in testing or approval, such as the delay in approval of octreotide capsules due to the CRL to our NDA, or if we need to perform more or larger clinical studies than planned. If we experience delays in the completion of, or if we, the FDA, other regulatory authorities, IRBs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of octreotide capsules for any indication, its commercial prospects may be harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial or even withdrawal of regulatory approval of octreotide capsules for any indication. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of octreotide capsules could be significantly reduced.

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

Identifying and qualifying patients to participate in clinical trials of octreotide capsules and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing octreotide capsules and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of octreotide capsules and any future product candidates we may develop may be delayed. These delays could result in increased costs, delays in advancing octreotide capsules or any of future product candidates we may develop, delays in testing the effectiveness of future product candidates, if any, or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in the United States, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in the E.U. Further, the issuance of the CRL by FDA may negatively impact physician or patient attitudes towards octreotide capsules which could significantly delay enrollment in this study. In addition, conducting a randomized, double-blind and controlled trial in the United States, as strongly recommended by the FDA in the CRL, would be particularly challenging as we believe it would be difficult to identify patients with acromegaly willing to enroll in a trial with this design, and we believe such a trial could take several years to complete and submit to FDA for review. If we do initiate a new clinical trial in support of FDA approval, we may have two active clinical trials competing for the same or similar pools of patients and enrollment in either trial, or both trials, could be negatively impacted.

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

Even if we obtain regulatory approval of octreotide capsules for the treatment of acromegaly, and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If approved, the safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance. If we do not receive approval of octreotide capsules for the treatment of acromegaly, we may not be able to develop or commercialize octreotide capsules in other indications.

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. In attempting to achieve the widespread commercialization of octreotide capsules, if approved, we will face competition from established drugs and major brand names and also generic versions of these products. In addition, new products developed by others could emerge as competitors to our future products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules, if approved, because a lower percentage of patients met the criteria for response in our first Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy. Competition could also force us to lower prices or could result in reduced sales.

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

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. These companies also have long-established relationships within the medical and patient community, including patients, physicians, nurses and commercial third-party payors and government payors. Our ability to compete successfully will depend largely on our ability to:

•	develop our product candidate and demonstrate that it is competitive with or superior to other products on the market;

•	obtain required regulatory approvals;

•	adequately communicate the benefits of octreotide capsules, if approved;

•	attract and retain qualified personnel;

•	obtain and maintain patent and/or other proprietary protection for octreotide capsules and any future product candidates we may develop; and

•	in certain geographies, obtain collaboration arrangements to develop and commercialize octreotide capsules and any future product candidates we may develop.

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

The commercial success of octreotide capsules, if approved, will depend in large part on the willingness of physicians to prescribe them to their patients. Octreotide capsules, if approved, will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve an acceptable level of prescriptions for octreotide capsules, if approved, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors. The degree of market acceptance of octreotide capsules, if approved, will depend on a number of factors, including:

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

*Due to the recent restructuring in June 2016, we no longer have a sales and marketing organization and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing octreotide capsules, if regulatory approvals are obtained.

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

The manufacture and packaging of pharmaceutical products, such as octreotide capsules, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredient, or API, for octreotide capsules. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules.

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

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

The availability of coverage and adequate levels of reimbursement by governmental and other third-party payors will affect the market for octreotide capsules, if approved, and subsequent products that we may develop, if any. These third-party payors continually attempt to contain or reduce the costs of health care, such as by challenging the prices charged for medical products and services and by applying value assessments to clinical outcomes using different safety and efficacy standards than used for marketing approval by the FDA and the EMA.

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL and End of Review meeting. Any such restrictions or potential reservations about efficacy expressed by the FDA, within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

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

The longer term growth of our business depends upon our ability to utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms. In addition to the development and commercialization of octreotide capsules, if approved, we may pursue development of other product candidates alone or in collaboration with other parties. Because we eliminated substantially all of our research and discovery functions during the August 2016 reduction in workforce, we do not currently have the internal capacity to develop any new product candidates. We may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that can successfully be developed into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates, and we may never be able to engage in licensing transactions that enable a third party to utilize TPE in the development of future product candidates.

Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any product candidates, and we are not currently investing in such research programs. As a result, we may not be able to successfully identify any future product candidates or new indications for our current product candidate, Mycapssa.

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

As a result of the elimination of substantially all of our early stage research functions, we are currently unable to develop future potential products through internal research programs, therefore we may consider expanding the scope of future potential products by licensing injectable or poorly absorbed drugs from third parties or licensing our TPE technology to third parties with the goal of converting these drugs into novel oral forms of therapies using our TPE platform.

We may, however, be unable to license or acquire suitable product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. For example, several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

We do not have sufficient human and financial resources to develop suitable potential product candidates through internal research programs, we may not have the resources to obtain rights from third parties, and we may not be able to license our TPE technology to third parties for development of future product candidates, thereby limiting our ability to develop a diverse product portfolio. If we are unable to develop such a portfolio, our business may suffer.

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

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules, if approved. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules.

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

We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. In anticipation of the approval of our NDA by FDA on the PDUFA date, we made substantial commercial production commitments to these manufacturers via binding rolling forecasts. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments to Teva API, Inc. and LSNE, which resulted in aggregate financial penalties to us of approximately $4.7 million. In the future, if octreotide capsules are approved, we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In the event we grant exclusive rights to such partners, we could be precluded from potential commercialization of our product candidate within the territories in which we have a partner. In addition, any termination of our collaboration agreements will terminate any funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs. For example, in July 2014, Roche elected to terminate a license agreement with us for octreotide capsules. As a result, we assumed responsibility for the further development and commercialization of octreotide capsules and will receive no additional funding from Roche for this purpose.

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

*We rely, and will rely in the future, on third parties to conduct our clinical trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, regulatory approval and commercialization of octreotide capsules or any future candidates we may develop could be delayed or not obtained at all.

We do not have the ability to conduct our clinical trials independently. We will continue to rely on third parties, including clinical investigators, third-party CROs and consultants, to monitor, manage data for, and execute our ongoing clinical programs for octreotide capsules, and we control only some aspects of their activities. Because we rely on third parties, our internal capacity to perform these functions is limited. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. Nevertheless, we are responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, including, for example, Good Laboratory Practices, the Animal Welfare Act and Good Clinical Practices, or GCPs. Our reliance on third parties does not relieve us of our regulatory responsibilities. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to perform additional clinical trials in support of our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. Failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process.

The third parties conducting our clinical trials are not our employees, and, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval of or successfully commercialize octreotide capsules and any future product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed.

Risks Related to Our Financial Position and Capital Resources

*We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through September 30, 2016, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of September 30, 2016, our cash, cash equivalents and marketable securities were $99.4 million. Since inception, we have incurred significant operating losses. Our net loss was $53.2 million for the nine months ended September 30, 2016, respectively, and $35.9 million for the year ended December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $170.6 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. In June 2016, in light of the CRL, we announced a corporate restructuring plan intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce in June 2016, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan which further reduced our workforce by approximately 44%, primarily in our research and administrative functions. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations beyond 2018. In addition, we will incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our business will likely require additional capital that we have not yet secured. In the short term, we expect to continue to conduct our second Phase 3 clinical trial of octreotide capsules to treat acromegaly required for European regulatory approval. In June and August of 2016, following our receipt of the CRL and the End of Review meeting, we announced corporate restructuring plans intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and scientific personnel. As of September 30, 2016, after the reductions in workforce announced in June and August 2016, we have a total of 23 full-time employees. In September 2016, following our restructuring actions, we announced that our Chief Financial Officer, Mark Fitzpatrick, was appointed to the role of Chief Executive Officer, replacing Mark Leuchtenberger. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent upon the principal members of our management team, including Mark Fitzpatrick, our Chief Executive Officer and Principal Financial Officer, and Roni Mamluk, our Chief Development Officer. These executives have significant research and development, regulatory, industry, operational, and/or corporate finance experience. Our receipt of a CRL from the FDA related to our NDA may make the retention of these individuals, other principal members of our management team and key employees more challenging. The loss of any executive, other principal member of our management team or key employee could impair our ability to identify, develop and market new products and conduct successful operations.

In addition, if octreotide capsules are approved, we will likely need to hire a significant number of qualified technical, commercial, medical and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules, if approved, and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render our programs or product candidates uncompetitive or obsolete. The longer-term success of our business depends upon our ability to utilize our TPE platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms. We cannot assure you that unforeseen problems will not develop with our TPE technology or applications or that any commercially feasible products will ultimately be developed by us.

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

As we have operations in Israel and may seek to further expand our operations outside of the United States, we must comply with numerous laws and regulations in Israel and each other jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where we must rely on third parties.

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

In February 2016, negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that is being referred to as the EU-US Privacy Shield and a draft adequacy decision was presented by the European Commission on February 29, 2016. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. On May 26, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission. On July 12, 2016, the U.S. Department of Commerce announced that the EU-US Privacy Shield program would be open to registrants as of August 1, 2016. We conducted a self-assessment and subsequently self-certified under the Privacy Shield Framework in September 2016, and received a notice of acceptance of our self-certification in October 2016. However, there continue to be concerns about whether the EU-US Privacy Shield will face additional challenges (as the Safe Harbor framework did). We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business.

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

Risks Related to Our Operations in Israel

*The tax benefits available to us under Israeli law require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs and taxes.

We are able to take advantage of tax exemptions and reductions resulting from the “beneficiary enterprise” status of our facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund any tax benefits we might already have received. These tax benefits may not be continued in the future at their current levels or at any level. In recent years, the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits may increase our income taxes in the future. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, our increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. Our move out of our Jerusalem location in 2016 may also negatively impact the local tax benefits we have received by operating there.

*We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and harm our business.

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the Patent Law), and recent decisions by the Israeli Supreme Court and the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, employees may be entitled to remuneration for intellectual property that they develop for us unless they waive any such rights. Although we enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are owned exclusively by us, and our current separation agreements with Israeli employees who have left our company include a waiver of all claims, rights or payments under Israeli law, we may still face claims demanding remuneration. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and former employees, or be forced to litigate such claims, which could negatively affect our business.

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

*Under current Israeli law, we may not be able to enforce our Israeli employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We generally enter into non-competition agreements with our key employees, in most cases within the framework of their employment agreements. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable Israeli law, it is difficult (and may even be impossible) to enforce these agreements or any part thereof against our Israeli employees unless it can be shown that there are special circumstances in any particular case. If we cannot enforce our non-competition agreements against our Israeli employees, then we may be unable to prevent our competitors from benefiting from the expertise of these former employees, which could impair our business, results of operations and ability to capitalize on our proprietary information.

Risks Related to Our Common Stock

*We may not be able to utilize a significant portion of our net operating loss carryforwards, which could negatively impact our profitability.

At September 30, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $117.3 million. The federal NOL carryforwards expire at various dates through 2036. At September 30, 2016, there were no NOL carryforwards in our Israeli subsidiary.

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

As of September 30, 2016, our executive officers, directors and principal stockholders collectively controlled approximately 62.8% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our interactions with the FDA regarding our NDA for octreotide capsules in acromegaly;

•	the enrollment and results of our ongoing Phase 3 clinical trial of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred on April 15, 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our growth or restructuring;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

*We are recently the subject of securities litigation, which is expensive and may divert our management’s attention.

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma,

Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for Mycapssa (octreotide) capsules and our ability to obtain FDA approval for the marketing and sale of Mycapssa, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks to represent a class consisting of all purchasers of our common stock from July 15, 2015 to April 17, 2016. A lead plaintiff has not yet been appointed in the case. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of September 30 in any year before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of September 30, 2016, we had 24,359,584 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 3,273,844 shares subject to outstanding options under our stock option plans, the 3,547,958 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

*If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Since our IPO, four securities analysts have initiated coverage on our company. Since these coverage initiations, and following the receipt of the CRL to our NDA from the FDA, each of these analysts has downgraded their ratings on and lowered their price targets for our stock, and one has since dropped coverage. In the event that one or more of the analysts who cover us further downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more of these remaining analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2016, we did not repurchase any shares of our common stock.

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

In June 2016 and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of Mycapssa for the maintenance treatment of adult acromegaly patients. As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not significantly investing in those areas.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

November 9, 2016	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1	Amended and Restated Employment Agreement between the Company and Mark Fitzpatrick, dated September 27, 2016	8-K	10.1	September 30, 2016	001-37500

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.