Form 10-K
period 2016-12-31
CHIASMA, INC
filed 2017-03-16
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37500

Chiasma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0722250
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

275 Wyman Street, Suite 250 Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)

(617)-928-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2016, was $53,534,140, based on the closing price of $2.89 of the registrant as reported on the NASDAQ Global Select Market on such date. As of March 9, 2017, there were 24,359,584 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHIASMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

i

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic diseases. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial – MPOWERED – of oral octreotide capsules, conditionally trade-named “MYCAPSSA” and referred to herein as octreotide capsules, for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. Octreotide capsules, which we developed utilizing our TPE platform, is an oral formulation of octreotide, an analog of somatostatin, a natural inhibitor of growth hormone secretion. Acromegaly is a debilitating condition caused by a benign tumor of the pituitary gland that results in the body’s production of excess growth hormone. Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly.

In 2014, we completed a multinational, single-arm, open-label Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly. In June 2015, we filed a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. In August 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. In April 2016, the FDA issued a Complete Response Letter, or CRL, which indicated that the review cycle for our application was complete and that our NDA was not ready for approval in its present form. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that the we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In June 2016, we participated in an End of Review meeting with FDA. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledge FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate pathways forward to potentially secure approval in the United States for octreotide capsules.

The FDA also stated in the End of Review Meeting minutes that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval of our NDA for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. The FDA has advised us that the MPOWERED clinical trial will not be sufficient to address the concerns identified by the FDA in the CRL. We cannot provide any assurance that even if we conduct a new clinical trial consistent with the strong recommendations of the FDA, or pursue any other alternative development pathway, whether acceptable or unacceptable to FDA, we will receive U.S. regulatory approval of octreotide capsules for acromegaly. We believe that octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration to patients with acromegaly.

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

The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog, primarily octreotide or lanreotide. These products contain a viscous formulation and are typically administered by a healthcare professional with large-gauge needles into the muscle or deep subcutaneously, that is, deeply under the skin. While injectable somatostatin analogs are generally effective at reducing GH and IGF-1 levels and therefore providing disease control, the injections are associated with significant limitations and patient burdens, including suboptimal symptom control, pain, injection-site reactions and other injection-related side effects, inconvenience, lost work days and emotional issues. The worldwide market for injectable somatostatin analogs is approximately $2.3 billion annually, of which we estimate approximately $750 million represents annual sales for the treatment of acromegaly.

Octreotide capsules is the first somatostatin analog formulated for oral administration to complete a Phase 3 clinical trial. In our initial Phase 3 clinical trial, we observed that patients treated with octreotide capsules maintained reduced levels of GH and IGF-1, or biochemical disease response, and improved symptom control. In this 155-patient Phase 3 clinical trial designed to evaluate octreotide capsules in acromegaly patients previously controlled on injectable somatostatin analogs, 65% of patients receiving octreotide capsules twice a day for up to seven months achieved the primary endpoint, maintenance of biochemical response. This biochemical response was durable and 86% of patients who completed the seven-month core treatment period of the trial elected to continue on oral therapy during the six-month extension phase for up to a total of 13 months of treatment after first dosing, rather than switch back to injections. The majority of patients in our trial achieved comparable biochemical response and reduced incidence and severity of acromegaly symptoms relative to injectable somatostatin analogs currently used to treat this disease. The safety profile of octreotide capsules was similar to injectable somatostatin analogs, but without injection-site reactions. Based in part on the data from this completed Phase 3 clinical trial, we submitted an NDA in June 2015 seeking approval for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. In April 2016, the FDA issued a CRL to our NDA.

To support the potential approval by the EMA, in March 2016, we initiated an additional international Phase 3 clinical trial of octreotide capsules in acromegaly – MPOWERED – designed to show parallel comparative safety and effectiveness as required by the EMA. Assuming we receive favorable results from this second Phase 3 clinical trial, we expect to submit an MAA to the EMA. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules in acromegaly and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, in late 2016, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union.

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

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We may commercialize octreotide capsules ourselves in the United States and we plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world. Octreotide capsules are currently protected by issued patents lasting until at least 2029 in the United States, United Kingdom, Japan and several other jurisdictions and by a patent in Europe we expect to be granted in March 2017, and by pending patent applications in additional jurisdictions that will last until 2029, if granted. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules.

We have an experienced team with drug development capabilities.

Strategy

Our goal is to become a successful patient-focused biopharmaceutical company by developing and commercializing, ourselves or through others, octreotide capsules for acromegaly. Our strategy to pursue this goal includes the following elements:

•	Obtain U.S. regulatory approval of octreotide capsules for the treatment of acromegaly. We acknowledge the FDA’s feedback regarding our NDA contained in the CRL and in the End of Review meeting minutes, and we continue to work with the FDA on pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to further develop and potentially secure approval in the United States for MYCAPSSA.

•	Obtain European regulatory approval of octreotide capsules for the treatment of acromegaly. To support approval in Europe, we initiated an additional Phase 3 clinical trial in March of 2016, with a protocol that has been accepted by the EMA, to evaluate the comparative safety and efficacy of octreotide capsules in adult acromegaly patients. Following completion of the trial, assuming favorable results, we expect to submit our MAA to the EMA. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we recently modified certain elements of this trial in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and Europe. These modifications will likely delay the timing of our submission to the EMA.

•	Explore collaboration opportunities in Europe and the rest of the world for octreotide capsules in acromegaly. We intend to explore collaborations to commercialize octreotide capsules in acromegaly outside of the United States. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets and undertake commercialization preparation and activities ourselves, if required regulatory approvals are obtained.

Our Product Candidate, Octreotide capsules (MYCAPSSA) in Acromegaly

Product Candidate Overview

Octreotide capsules is a novel formulation of octreotide developed utilizing our TPE platform. We are developing octreotide capsules as a liquid-filled solid gelatin capsule formulation which is intended to be taken twice a day. We expect that acromegaly patients who are prescribed octreotide capsules, if approved, will receive a 28-day supply of pills, which may be stored at room temperature by the patient for up to one month. Based on the data from our clinical trials in healthy volunteers and acromegaly patients, we believe octreotide capsules have the potential to induce biochemical response (inhibition of GH and IGF-1) while improving symptoms and reducing the burden of disease and treatment in patients afflicted with acromegaly.

Our product candidate, octreotide capsules, has completed one Phase 3 clinical trial for the treatment of acromegaly and 11 pharmacology and PK Phase 1 studies. In June 2015, we submitted our NDA for octreotide capsules as a maintenance therapy for acromegaly in the United States. In August 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review. In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In June 2016, we participated in an End of Review meeting with FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design. We acknowledge FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate pathways forward to potentially secure approval in the United States for MYCAPSSA.

The EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval. We have agreed on the Phase 3 clinical trial protocol with the EMA and we initiated this trial named MPOWERED in March of 2016. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules in acromegaly and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we have modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. Certain adjustments to the MPOWERED study will likely delay the expected timing of an MAA filing with the EMA, which we previously estimated to occur in 2019.

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

Incidence and Prevalence of Acromegaly and Current Treatment Landscape

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In 13 studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, recent data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year.

According to publicly available financial reports, injectable forms of octreotide and lanreotide generate worldwide sales of approximately $2.3 billion annually for the treatment of acromegaly and neuroendocrine tumors, as well as some smaller indications. We believe approximately $750 million of this total represents the annual sales for the treatment of acromegaly. The great majority of these sales come from once-monthly long acting formulations that must be administered by intramuscular or deep subcutaneous injections with large-gauge needles. Although we are targeting acromegaly with octreotide capsules, we believe that this product candidate, if approved in acromegaly, has the potential to become a standard of care in other indications currently treated with injectable somatostatin analogs.

Current Therapeutic Options and Their Limitations

For acromegaly patients not cured by surgery, the current standard of care involves injectable somatostatin analogs. These therapies are associated with significant patient limitations and burdens. Currently, the first therapeutic treatment options are octreotide, marketed by Novartis AG, or Novartis, which is administered monthly and intramuscularly using a large gauge needle, and lanreotide, marketed by Ipsen SA, or Ipsen, another long-acting analog of somatostatin, which is administered monthly using a deep subcutaneous injection. For patients not controlled on these somatostatin analogs, the typical second line of treatment options includes pegvisomant daily injections, marketed by Pfizer, Inc., or Pfizer, and pasireotide LAR, marketed by Novartis, which is another somatostatin analog administered monthly via intramuscular injection.

Current Injectable Treatment Options for Acromegaly

Product	Company	Route	Needle (length/gauge)	Status
Octreotide LAR	Novartis	Intramuscular	1.5”/19 or 20 G	Marketed
Lanreotide Depot	Ipsen	Deep Subcutaneous	0.79”/18 or 19 G	Marketed
Pasireotide LAR	Novartis	Intramuscular	1.5”/20 G	Marketed
Pegvisomant	Pfizer	Subcutaneous	1”/21-27 G	Marketed

Injections of these somatostatin analogs present several issues related to patient comfort and convenience as well as breakthrough, or returning, symptoms of the disease near the end of the dosing cycle prior to the next scheduled injection. These issues include:

•	Suboptimal control. In a published patient-reported outcomes survey that we conducted in 195 acromegaly patients receiving injected somatostatin analogs, or our patient survey, 52% of patients reported that the treatment effects begin to wane near the end of the monthly cycle prior to the next injection, and 32% of controlled patients still experienced some symptoms.

•	Pain. Injections with somatostatin analogs require a large-gauge needle to slowly inject a viscous solution into the muscle or deep into subcutaneous tissue. Patients report these injections to be very painful. Often, this pain persists for several days after the injection. In our patient survey, 70% of patients said they experienced pain during the injection and approximately half of these patients experienced continuing pain days later.

•	Injection-site reactions. Patients frequently experience hardness, nodules and swelling at the site of the injection as well as bruising and inflammation.

•	Lack of convenience. The treatment effectiveness is dependent on proper delivery technique and thus the injections are typically administered by a healthcare professional. The monthly injection schedule for injectable somatostatin analogs and the associated travel to the healthcare provider is inconvenient for many patients.

•	Emotional impact. In our patient survey, 36% of patients said that they felt a loss of independence due to the requirement for chronic injections that typically require them to visit a healthcare professional.

•	Lost work days. In our patient survey, 16% of patients said that the treatment burden associated with the injectable therapies caused them to regularly miss work for injections. These patients missed an average of 11 days a year.

Since injectable somatostatin analogs are used in other diseases beyond acromegaly, these limitations and burdens are also associated with the treatment of the other indications that we may pursue with octreotide capsules, if approved in acromegaly.

Clinical Program for Octreotide Capsules in Acromegaly

Regulatory Pathway

We previously sought regulatory approval of octreotide capsules for the maintenance therapy of acromegaly in the United States utilizing the FDA’s 505(b)(2) regulatory pathway. The 505(b)(2) pathway enables us to rely, in part, on the FDA’s prior findings of safety and efficacy of an approved product, or published literature, in support of an NDA. In the case of octreotide capsules in acromegaly, the approved product to which our prior NDA submission refers is the short-acting subcutaneous injectable formulation of octreotide that was the original product approved by the FDA before the long-acting formulation was developed. Since this formulation of octreotide was approved by the FDA in generic form and is therefore no longer proprietary, we are not aware of any third party from which we would be required to obtain any license or acquire any rights to commercialize octreotide capsules, if approved. As described in more detail below, we have conducted a series of Phase 1 clinical trials, including a trial to demonstrate that the systemic octreotide exposure from octreotide capsules, developed utilizing our TPE technology, is comparable to that of octreotide administered in the short-acting subcutaneous injectable formulation. We have also conducted a Phase 1 clinical trial to evaluate the bioactivity of octreotide capsules in healthy subjects, and a Phase 3 clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly, consisting of seven months of treatment plus an optional six-month extension phase.

In December 2014, we met with the FDA to discuss our clinical development of octreotide capsules, including the full 13-month data from our Phase 3 clinical trial. At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, the FDA did advise us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA has also informed us that, in its view, a single-arm study was not as informative as a controlled study, such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted from our single-arm study, and whether these findings are robust enough to warrant approval, would be review issues as the FDA evaluated our NDA. Following this meeting, we submitted our NDA for octreotide capsules for maintenance therapy in acromegaly to the FDA in June 2015. In August 2015, we received notice from the FDA that our NDA was accepted for filing to permit a substantive review.

In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In December 2016, we were informed that the supplier had recently received its Establishment Inspection Report (EIR) from FDA. The receipt of the EIR is an indication that FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In June 2016, we participated in an End of Review meeting with FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design. We acknowledge FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to work with the FDA to evaluate pathways forward to potentially secure approval in the United States for octreotide capsules.

We also intend to seek regulatory approval of octreotide capsules for the treatment of acromegaly in Europe utilizing the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway in the United States. In addition to the clinical data we previously submitted to the FDA, the EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval by EMA. Our MPOWERED Phase 3 clinical trial protocol has been accepted by the EMA and we initiated this trial in March of 2016. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules in acromegaly and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we have modified certain elements of the MPOWERED study in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and potentially produce data packages that could be suitable for submission in both the United States and the European Union. Certain adjustments to the MPOWERED study will likely delay the expected timing of an MAA filing with the EMA, which we previously estimated would occur in 2019.

Completed Phase 3 Clinical Trial

In March 2012, we initiated a Phase 3 multi-center, open-label, baseline-controlled clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly who responded to and tolerated treatment with somatostatin analogs. We completed this trial in November 2014 and the results were published in the Journal of Clinical Endocrinology & Metabolism in February 2015 and presented at the Endocrine Society’s Annual Meeting in March 2015. In addition, the results were submitted with our NDA for octreotide capsules in June 2015, and in the FDA’s CRL to our NDA, FDA expressed concerns regarding certain aspects of the company’s single-arm, open-label Phase 3 clinical trial and strongly recommended that the company conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In the minutes from our End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design. We acknowledge FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to work with the FDA to evaluate pathways forward to potentially secure approval in the United States for octreotide capsules.

Trial Design

A total of 155 patients with acromegaly, each of whom was classified according to the study parameters as a responder to a long-acting injectable somatostatin analog, were enrolled in the trial. Two weeks after their last monthly injection of the long-acting injectable somatostatin analog, patients were reassessed to obtain baseline IGF-1 and GH levels. Both the screening and baseline measurements were performed while patients were still on active injection therapy. The 155 patients enrolled in the trial are referred to as the intent to treat, or ITT, group.

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

Phase 3 Clinical Trial Design

Trial Results

Of the 155 patients enrolled, four were not evaluable and of the 151 in the mITT group, 49 patients discontinued, the majority during the dose-escalation phase. Of the 151 patients in the mITT group, patients discontinued for a variety of reasons, including treatment failures because the patient could not be controlled in the study on 80 mg, the highest dose available (24); withdrawals due to adverse events (18); or patient choice, sponsor request and lost to follow up (7). Of the 110 patients that completed the dose-escalation phase, 52 patients, or 47%, were receiving the 40 mg daily dose, 25 patients, or 23%, were receiving the 60 mg dose, and 33 patients, or 30%, were receiving the 80 mg dose.

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

Overall, 65% of patients in the mITT group were classified as responders at the end of the seven-month core treatment phase, which was the primary endpoint for the trial. Applying a worst-case imputation method, whereby all patients who withdrew from the study prematurely (regardless of reason) are treated as non-responders, 53% of patients were classified as responders at the end of the seven-month core treatment phase. By the end of the six-month extension phase, or 13 months after first dosing, the responder rate was 62% in the mITT group. Of the 110 patients that completed the dose-escalation phase, and therefore received an optimized dose of octreotide capsules, 75% were classified as responders. For all 151 patients included in the mITT group, the responder rate on long-acting injectable somatostatin analogs was 89% at baseline, prior to initiation of octreotide capsules. Endocrinologists indicated to us that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians.

Overall Phase 3 Response in mITT Group vs. Baseline

We further assessed the quality of the responses to octreotide capsules in the patients studied. The quality of the patient responses on octreotide capsules was comparable to the quality of the responses on injectable therapies. In the mITT group, mean GH levels for patients on octreotide capsules were below the baseline values on injectable therapies at all time points assessed through the end of the extension phase. The median GH level in the mITT group at baseline was 0.77 ng/mL, which dropped to 0.40 ng/mL within two hours of the first dose of octreotide capsules and 0.49 ng/mL by the end of the extension phase, 13 months later. IGF-1 levels were stably maintained below 1.3 times the ULN for up to 13 months in the mITT group.

GH and IGF-1 Response in mITT Group Throughout the Duration of the Phase 3 Trial

We also assessed control of acromegaly symptoms, the incidence of symptoms, and the severity and number of symptoms in patients using octreotide capsules in a retrospective analysis performed after completion of the trial. At baseline, 81% of patients in the mITT group, the majority of whom were classified as responders, still had acromegaly symptoms, such as headaches, excessive perspiration, muscle weakness and/or joint pain and swelling. Patients who completed 13 months of treatment reported significantly fewer acromegaly symptoms at the conclusion of the trial than at the time of their baseline screening, and this result was statistically significant, with p-values of less than 0.020. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less is generally considered to represent statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. There was also a reduction in the severity of symptoms reported. In addition, a questionnaire conducted in a subset of the patients in the clinical trial reported that breakthrough symptoms of acromegaly were experienced by 36% of patients receiving injections at baseline compared to 22% at 13 months on octreotide capsules.

Reduced Number of Acromegaly Symptoms at Conclusion of Phase 3 Trial

(Fixed Dose Population (n = 110))

The safety profile of octreotide capsules in the trial was consistent with the known safety profile of octreotide and the disease burden of acromegaly, with the most common adverse events observed in the gastrointestinal system, such as nausea and diarrhea, the nervous system, such as headaches, and the musculoskeletal system, such as joint pain, but without adverse injection-site reactions. No new or unexpected safety signals were observed in the study. While the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our Phase 3 clinical trial were factors limiting an overall safety assessment.

We only performed statistical analysis on the symptom reductions for our Phase 3 trial of octreotide capsules in acromegaly and did not perform statistical analysis related to the biochemistry, specifically the reduction in GH and IGF-1 levels.

Initiated European Phase 3 Clinical Trial

In addition to the clinical data submitted to the FDA with our NDA, the EMA has advised us that a clinical trial demonstrating that octreotide capsules is not inferior to injectable somatostatin analogs included in the same study as active controls would be required prior to regulatory approval. Comparative effectiveness is an important regulatory consideration in Europe. After agreeing to the clinical trial protocol with the EMA, we initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness.

This trial is called MPOWERED, Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections - Evaluation of Response Durability. This trial is an open-label, randomized, active-controlled study of octreotide capsules in patients who have been classified in the study as responders to a once-a-month injectable somatostatin analog based on criteria comparable to the criteria utilized in our completed Phase 3 clinical trial. The new trial is intended to demonstrate non-inferiority, comparing efficacy responses as between two randomized groups of patients who demonstrated response to octreotide capsules. We currently expect to enroll up to 150 patients in the trial in the United States, Europe, Russia and other foreign countries in order to ensure that at least 80 patients are randomized as described below. The patients will enter a run-in phase on octreotide capsules. Each patient will initially receive a daily dose of 40 mg of octreotide capsules, which will be increased up to a maximum of 80 mg daily dose if lower doses are not effective. Similar to the requirements of our first Phase 3 clinical trial, patients will be required to take octreotide capsules on an empty stomach.

A minimum of 80 patients identified as responders will be randomized (2:3) to either a long-acting injectable somatostatin analog or octreotide capsules at the appropriate dose identified during the run-in phase, and followed for nine months. After completion of this randomized controlled phase, we expect that all eligible patients will have the option of entering an extension phase during which period these patients would receive octreotide capsules at the dose identified during the run-in phase.

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

In selected centers, patients who are non-responders, but have modestly elevated IGF-1 levels on octreotide capsules alone, may be offered the opportunity to determine if they can respond to a combination of octreotide capsules with a second oral agent called cabergoline. Cabergoline is used for the treatment of mild acromegaly. It has a different mechanism of action and publications have suggested it may have an additive effective to somatostatin analogs. This sub-study, which the EMA did not accept as part of the final protocol for comparative effectiveness, is unlikely to be sufficient to gain regulatory approval for the combination of both drugs but may provide useful information to physicians.

The FDA has advised us that the MPOWERED clinical trial will not be sufficient to address the concerns identified by the FDA in the CRL. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules in acromegaly and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we have modified certain elements of the MPOWERED study in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. Certain adjustments to the MPOWERED study will likely delay the expected timing of an MAA filing with the EMA, which we previously estimated to occur in 2019.

Design of Ongoing Phase 3 to Support EMA Application

Phase 1 Clinical Trials of Octreotide Capsules

Together with a group of academic collaborators, we conducted a series of Phase 1 clinical trials to demonstrate that the bioavailability of octreotide capsules, developed utilizing our TPE technology, is comparable to the bioavailability of octreotide administered in the short-acting subcutaneous, or sc, formulation. These trials demonstrated similar pharmacokinetics for octreotide capsules and octreotide 0.1 mg sc injection and that a 20 mg oral dose of octreotide capsules produced systemic exposure comparable to octreotide 0.1 mg sc injection in healthy volunteers. There was no effect of route of administration on octreotide elimination, and the mean elimination half-life (t1/2) was comparable with the two treatments. However, these studies also demonstrated that the bioavailability of octreotide capsules is approximately 90% lower when it is taken with a high-fat meal rather than in the fasted state. Accordingly, our initial Phase 3 clinical trial required fasting for at least one hour before and at least one to two hours after each dose.

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

A total of 11 clinical pharmacology studies have evaluated the safety of octreotide capsules. In all of these studies, the safety profile of octreotide capsules was consistent with the known safety profile of the short-acting octreotide 0.1 mg sc injection. No new or unexpected safety issues were detected during any of the clinical pharmacology studies. In particular, no new safety issues related to the novel formulation or route of administration were observed. While the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our Phase 3 clinical trial were factors limiting an overall safety assessment.

Other Potential Indications for Octreotide Capsules

If we receive regulatory approval for octreotide capsules in acromegaly, we may pursue the development of octreotide capsules in other indications. At this time, we do not currently have the personnel or financing to simultaneously pursue the development of octreotide capsules in indications other than acromegaly.

Our Proprietary Transient Permeability Enhancer Technology Platform

Our Transient Permeability Enhancer, or TPE, technology is a proprietary platform, developed internally by our current and former scientists, that enhances the absorption through the intestinal wall of drugs that otherwise would not be absorbed efficiently by that route. Using our TPE technology, we can transiently and reversibly open the so-called tight junctions between the cells lining the inner intestinal wall, enabling drug molecules to be absorbed intact. Our TPE formulation is a suspension of water-soluble particles containing a precise combination of medium-chain fatty acid salts and drug substance in a fat-soluble medium. In creating a TPE formulation, we make no chemical modifications to the drug substance.

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

Our TPE Platform

Although not currently staffed or sufficiently financed to do so, if octreotide capsules are approved in acromegaly, we may seek to use our TPE platform to develop other oral medications to help improve the lives of patients suffering from other debilitating diseases that are currently being treated with injectable therapies. If we pursue new peptide-based drugs to develop using our TPE platform, to potentially reduce the development time and expenses and overall level of investment required, where possible, we may focus our efforts on drugs for which we may utilize the FDA’s 505(b)(2) regulatory pathway in the United States and the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. In March 2017, the Tufts Center for the Study of Drug Development reported that the 505(b)(2) regulatory pathway for new drug applications in the United States has not led to shorter approval times. With octreotide capsules, we brought a TPE-based product candidate from concept to the first clinical trial within 18 months and then initiated a Phase 3 study approximately two years later.

Prior License Agreement with Roche

In January 2013, we entered into a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, for the development and commercialization of octreotide capsules. Under the terms of the license agreement, we had responsibility for continued clinical development through completion of our initial Phase 3 clinical trial, establishment of commercial-scale manufacturing and completion of ongoing nonclinical activities. Roche assumed responsibility for development and commercialization thereafter. The agreement provided for an upfront payment of $65.0 million, future consideration of up to $530 million in development and commercial milestones, and the right to receive tiered, double-digit royalties on net sales of octreotide capsules.

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

In October 2014, we completed analyses of the full 13-month clinical results from our Phase 3 clinical trial of octreotide capsules. Subsequently, in December 2014, we met with the FDA to discuss our clinical development of octreotide capsules, including the full 13-month data from our Phase 3 clinical trial. Based on the results of this meeting, we submitted an NDA to the FDA in June 2015. In April 2016, the FDA issued a CRL to our NDA.

Commercialization Strategy

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We may commercialize octreotide capsules, if approved, ourselves in the United States employing a strategy that differentiates our product and is tailored to the needs of patients and their physicians. We have conducted market research and other pre-commercial activities in the United States to better understand satisfaction levels and key unmet needs with respect to current treatments for acromegaly and to build awareness of octreotide capsules. This market research has been conducted with endocrinologists, nurses and patients with acromegaly. In surveys commissioned by us, more than 80% of patients with acromegaly expressed a preference for an oral treatment, and endocrinologists surveyed predicted that an oral treatment would ultimately become the preferred treatment option. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians. To assess the attitudes of commercial third-party payors’ toward reimbursement for octreotide capsules, in 2010 we conducted research with 12 such payors collectively representing 111 million covered lives. Payors representing nearly 90% of these covered lives said they would reimburse an oral treatment assuming pricing was in a range comparable to the existing injectable therapy market leader, octreotide.

We believe the current U.S. market for acromegaly treatments is concentrated. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. We believe we will be able to market octreotide capsules, if approved, to pituitary centers, regional referral centers and high-volume community endocrinologists We believe that the clinical benefits, if demonstrated, and preferences of patients and healthcare professionals for an oral therapy together with our patient-centric approach could enable octreotide capsules, if approved, to become a new standard of care in acromegaly.

We intend to seek approval to commercialize octreotide capsules in Europe following the completion of our ongoing Phase 3 MPOWERED trial, and, if successful, plan to submit an MAA to the EMA. We plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world in order to maximize the availability of the product candidate, if approved, to patients. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

Manufacturing

We depend on third-party suppliers and contract manufacturing organizations, or CMOs, for all of our required raw materials and drug substance and to manufacture and package drug product for clinical use and commercial use, if approved. If octreotide capsules are approved, we plan to establish a distribution channel in the United States utilizing third-party logistics and specialty pharmacies to distribute product directly to patients who have been prescribed octreotide capsules.

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

Octreotide capsules are refrigerated and our NDA included primary stability data covering 24 months under these storage conditions. We have since demonstrated 36 months refrigerated stability for octreotide capsules and plan to update our NDA accordingly upon resubmission. We have also obtained data regarding additional one-month storage at room temperature to support storage of octreotide capsules at room temperature. The FDA has previously indicated that the testing parameters for our control strategy and product release and stability specifications are acceptable. The manufacturing process for the API has been validated at both of our API manufacturers and octreotide capsules manufactured at our CMOs as well as final product packaging has also been validated. In the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA. In December 2016, we were informed that the supplier had recently received its Establishment Inspection Report (EIR) from FDA. The receipt of the EIR is an indication that FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future, if any, seeking approval of octreotide capsules in acromegaly.

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

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but all involve administration via injection. Most notably, Camarus AB., in partnership with Novartis, is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Published reports indicate that Camarus AB intends to initiate 2-3 global Phase 3 studies of CAM2029 in 2017 which may directly compete with us for the limited number of acromegaly patients willing to participate in our current and potential future clinical trials. If both CAM2029 and our octreotide capsules receive regulatory approval in a similar timeframe, we may be face difficulties with our commercial launch with a new competitive product launching simultaneously.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render octreotide capsules or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing octreotide capsules or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours, especially following receipt of the CRL to our NDA in April 2016. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of octreotide capsules or any future product candidates we may develop, if approved, will be adversely affected.

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

Patents

As of March 1, 2017, our patent portfolio included four patents issued in the United States; patents issued in foreign jurisdictions; patent applications pending in the United States; and patent applications pending in various foreign jurisdictions. These patents and patent applications include narrow and broad claims directed to polypeptide compositions including octreotide compositions formulated with our TPE technology; capsules containing such compositions; methods of treatment using such compositions; and methods of making various compositions with our TPE technology.

One patent family that we own includes three issued U.S. patents and one pending patent application with claims directed to enteric-coated oral dosage form comprising octreotide compositions, capsules containing octreotide compositions, and methods of treating various conditions with related octreotide compositions. Other patents in this family have issued in Australia, Hong Kong, Japan, Mexico, New Zealand, Russia, South Africa, and the United Kingdom, and patent applications are pending in other jurisdictions, including Brazil, Canada, China, Europe, Israel and Korea, Mexico, Russia, Australia, and Japan. Patents in this family are expected to expire in 2029, absent any adjustments or extensions. This patent family also includes a 4th issued U.S. patent with claims relating to enteric-coated oral dosage form comprising polypeptide compositions.

We also own two Patent Cooperation Treaty, or PCT, patent applications with claims directed to further uses of octreotide. Patents issuing from any U.S. nonprovisional and foreign-filed patent applications claiming priority to these applications are expected to expire in 2035 for one PCT application and 2037 for the other PCT application, absent any adjustments or extensions.

We also own a PCT patent application directed to a dosage regimen for octreotide and also directed to methods of treating acromegaly with certain octreotide-containing compositions and dosage regimens. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this application are expected to expire in 2036, absent any adjustments or extensions.

Additionally, we own two patent applications directed to proprietary packaging for distribution of octreotide capsules. One of these is a PCT patent application, which has been allowed in the US (Notice of Allowance received) and is expected to expire in 2035, absent any adjustments or extensions. The other patent application is a U.S. design patent application, which has been granted in the US and several other jurisdictions and is expected to expire in the US in 2031.

Finally, we own one pending U.S. provisional patent application directed to further uses of our TPE technology.

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

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as our product candidate, octreotide capsules. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

United States Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Octreotide capsules must be approved by the FDA through the NDA process before it may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of extensive nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical study related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;

•	submission to the FDA of an NDA;

•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice requirements, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Our product candidate, octreotide capsules, is based upon an already approved version of the same drug in an immediate-release formulation for subcutaneous injection, rather than a new chemical entity product candidate. Accordingly, we expect to be able to rely on information from previously conducted studies involving the immediate-release subcutaneous octreotide product in our clinical development plans and our NDA resubmission, if resubmitted.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely on third parties for the production of clinical quantities of octreotide capsules and expect to rely on third parties for the production of commercial quantities of our octreotide capsules, in both cases in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Alternatively, orphan drug designation may be available if the disease or the condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, adds six months of exclusivity, which runs from the end of other exclusivity protection and patent term, and may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and fire hazard control. We may incur significant costs to comply with such laws and regulations now or in the future.

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

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, our products, if approved, may not obtain market acceptance unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health develop research plans and periodically report on the status of the research and related expenditures to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for governmental or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates, if and once approved.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

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

The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. This statute has been interpreted to prohibit presenting claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

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

The ACA included a provision commonly referred to as the Sunshine Act, which requires certain pharmaceutical manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members. Covered manufacturers are required to submit reports to CMS by the 90th day of each subsequent calendar year. The information reported is publicly available and searchable on the CMS website. There are also an increasing number of state and foreign laws that require manufacturers to make reports to states or foreign governments on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, federal or foreign authorities. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. We are engaging in significant efforts to establish systems and processes in order to comply with these laws and regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as an entity that performs certain functions that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

In addition to HIPAA and HITECH, other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Many state laws that govern the privacy and security of health information in certain circumstances differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Various foreign countries also have, or are developing, laws governing the collection, use and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business.

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

In March 2010, the ACA, was enacted. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services in exchange for state Medicaid coverage of most of the manufacturer’s drugs. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

•	The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. The ACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”).

•	The ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The ACA included the Sunshine Act, which required certain pharmaceutical manufacturers to track and annually report to CMS certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members.

•	The ACA established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The ACA created the Independent Payment Advisory Board which has the authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Thus, the full impact of the ACA, or any law replacing elements of it, on our business remains unclear. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. In January 2013, former President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

On April 16, 2014, the European Commission adopted new clinical trials legislation in an effort to ensure that the rules for conducting clinical trials in the EU will be identical. The new legislation, among other things, will implement a streamlined application procedure with a single entry point for review, harmonize the process for assessing applications for clinical trials, simplify reporting procedures, and increase transparency regarding clinical trials and their outcomes. The legislation, however, is not expected to apply until October 2018, at the earliest. Until then, the current law, Clinical Trials Directive 2001/20/EC, continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 8 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

Employees

As of March 1, 2017, we had 17 full-time employees, the majority of whom are located in the United States and the remainder are located in Israel. While none of our employees are represented by a labor union or party to any collective bargaining agreement certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees by extension orders issued by the Israel Ministry of Economy (previously the Israeli Ministry of Trade, Industry and Labor).

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

Although we experienced two separate reductions in force in 2016 aggregating greater than 60% of our workforce following our receipt of the CRL, we have never experienced any employment-related work stoppages and believe our relationship with our remaining employees is good.

Research and Development

During the year ended December 31, 2016, our total research and development expenses was $31.3 million compared to $19.0 million and $11.5 million in the year ended December 31, 2015 and 2014, respectively. The increases in 2016 were primarily due to approximately $7.4 million of API purchases during 2016, our ongoing Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the submission of a MAA to the EMA, activities associated with the manufacturing process validation, and an increase in compensation-related expenses due to the hiring of research and development employees. The increases in 2015 as compared to 2014 were primarily due to expenses related to the filing of an NDA for octreotide capsules in acromegaly in the United States, activities associated with the manufacturing process validation, recently initiated Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly in Europe and an increase in compensation-related expenses due to the hiring of research and development employees.

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2001. Our principal executive offices are located at 275 Wyman Street, Suite 250, Waltham, MA 02451 and our telephone number is (617)-928-5300. Our website address is www.chiasmapharma.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement on Form DEF 14A, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. In addition, the public may read and copy any materials filed by us with the SEC at the SEC’s Reference Room, which is located at 100 F Street NE, Washington, D.C., 20549. Interested parties may call (800) SEC-0330 for further information on the Reference Room. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov. The information contained on our website, or that can be accessed through our website, is not a part of this annual report on Form 10-K and is not incorporated by reference into this Form 10-K.

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

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

In light of our receipt of a CRL from the FDA regarding our NDA for octreotide capsules for the maintenance treatment of U.S. adult patients with acromegaly and our subsequent participation in an End of Review Meeting with the FDA, the U.S. regulatory pathway for octreotide capsules is uncertain and we may never obtain regulatory approval in the United States.

In June 2015, we submitted an NDA to the FDA for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. The NDA was accepted for filing by the FDA in August 2015. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a CRL regarding the NDA, indicating that their review was complete and the NDA was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our application provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In addition, while the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our Phase 3 clinical trial were factors limiting an overall safety assessment.

In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and are in receipt of the minutes of that meeting. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. While we acknowledge this feedback, we continue to work with the FDA to evaluate potential paths forward, including a determination as to whether we can produce data sufficient to satisfy the FDA of the efficacy and safety of octreotide capsules in adult patients with acromegaly. The FDA stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval in the U.S. for octreotide capsules in acromegaly. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We cannot provide any assurance that even if we conduct a new clinical trial consistent with the strong recommendation of the FDA, or pursue any other alternative development pathway, whether acceptable or unacceptable to FDA, we will receive U.S. regulatory approval of octreotide capsules for acromegaly.

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

If our efforts to address the concerns raised by the FDA are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials. The FDA strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, in the minutes from our End of Review meeting, the FDA introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval, if we are able to obtain approval at all, and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial, perhaps with a placebo control, in this indication, as strongly recommended by the FDA, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. We cannot presently estimate how long this process could take, but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular a randomized, double-blind and controlled trial of sufficiently long duration.

The U.S. regulatory pathway is highly uncertain at this time, and we may never reach a common understanding with the FDA on a path forward to develop or potentially obtain regulatory approval of octreotide capsules in the United States. If that were to occur, it would have a material adverse effect on our operations and financial condition and likely raise substantial doubt about our continued viability as a business.

We are heavily dependent on the regulatory approval and subsequent commercial success of octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We are a clinical-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. As a result, our potential to generate future revenues is currently dependent upon our ability to obtain regulatory approval and achieve commercial success of octreotide capsules for the treatment of acromegaly in the United States, Europe and other countries. Our receipt of a CRL from the FDA to our NDA for octreotide capsules has resulted and will continue to result in a significant delay in our ability to commercialize octreotide capsules in the United States, if we are ever able to obtain U.S. regulatory approval at all.

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel (especially since we terminated substantially all of our commercial personnel in June 2016), pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product (especially since we indefinitely suspended all of our commercial manufacturing commitments during the second quarter of 2016) and implementation of a distribution infrastructure. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules, if approved, in an effort to address the concerns it raised in the CRL and the End of Review meeting. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States in the future.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize virtually all of our efforts and financial resources as we continue to pursue the approval of octreotide capsules in the United States and Europe. The success of octreotide capsules, if approved, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules;

•	acceptance by patients, the medical community and third-party payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules is approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•	successful implementation of our manufacturing processes and production of sufficient quantities of commercial drug product;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, and taking other measures satisfactory to the FDA; and

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

We may also fail to develop future product candidates, especially since we terminated our research personnel in connection with the August 2016 restructuring plan. As a result, we continue to be dependent on the regulatory approval and successful commercialization of octreotide capsules, our development costs may increase and our ability to generate revenue or profits, or to raise additional capital could be impaired, all of which could result in further declines to our market value and stock price.

If we are not able to obtain required regulatory approvals for octreotide capsules, we will not be able to commercialize this product candidate and our ability to generate revenue or profits, raise future capital, or continue as a standalone business could be materially impaired.

In June 2015, we submitted an NDA to the FDA, for octreotide capsules for the maintenance therapy of acromegaly, which was accepted for filing to permit a substantive review. The FDA issued a CRL regarding our NDA on our PDUFA date of April 15, 2016, indicating that the NDA was not able to be approved during this review cycle and strongly recommending that we conduct a randomized, double-blinded, controlled trial. In the End of Review meeting, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial.

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, which was initiated in March 2016, is an open-label, randomized, active-controlled study that is currently anticipated to include up to 150 patients in the European Union, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support MAA submission and approval. The FDA has advised us that positive data from this ongoing clinical trial, if obtained, will not be sufficient to address the concerns identified by the FDA in the CRL. The FDA may never approve an octreotide capsules NDA, if resubmitted, our ongoing Phase 3 clinical trial may not be successful, or acceptable to the EMA to support regulatory approval in Europe, the CRL could adversely impact the EMA’s review of our regulatory submission, and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

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

Other than the June 2015 submission of our NDA for octreotide capsules in acromegaly to the FDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including our ability to obtain regulatory approval, are not successful for the acromegaly indication or are delayed, or if adequate demand for octreotide capsules is not generated, our business and ability to generate revenues will be materially harmed. Failure to obtain regulatory marketing approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

The success of octreotide capsules will depend on the receipt of regulatory approval, and the issuance of such approvals is uncertain and subject to a number of risks, including the following:

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

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date, as was the case with the FDA’s review of our completed Phase 3 clinical trial contained in the NDA, or that any future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies, as the FDA strongly recommended in the CRL.

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

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly to support approval by the EMA. In the CRL and subsequent End of Review meeting minutes, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledge FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to potentially secure approval in the United States for octreotide capsules. We may also eventually initiate clinical trials of octreotide capsules in indications other than acromegaly, assuming financing is available to us and prior regulatory approvals of octreotide capsules in acromegaly are obtained.

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

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any future clinical trial results of octreotide capsules may not be successful in acromegaly, or any other indication, if studied. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for acromegaly or other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and due to varying patient characteristics including demographic factors and health status. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications, and any other product candidates we may develop, may be adversely impacted.

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

Any negative clinical results from, termination or suspension of, or delays in the commencement or completion of any ongoing or future trials of octreotide capsules for the treatment of acromegaly or for any additional indications, in the United States or other countries, or future clinical trials of product candidates we may develop could result in increased costs to us, delay or limit our ability to generate revenue, negatively impact our commercial prospects, cause our market value and stock price to fall and jeopardize our viability as a business.

Delays in the completion of the Phase 3 clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules in acromegaly in Europe, any future clinical trials we may conduct to support regulatory approval of octreotide capsules in the United States, the clinical trials of octreotide capsules for other indications, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly affect our product development costs or our ability to commercialize octreotide capsules. For example, in October 2015, the EMA required us to revise our protocol for our MPOWERED Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore resulted in additional time to complete our second Phase 3 clinical trial of octreotide capsules. While we initiated this international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA, we do not know whether future trials will begin or whether the EMA Phase 3 trial will be completed on schedule, if at all, or will be successful. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules in acromegaly and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we recently modified certain elements of the MPOWERED trial study in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. Certain adjustments to the MPOWERED study will likely delay the expected timing of an MAA filing with the EMA, which we previously estimated to occur in 2019. The completion of the EMA Phase 3 trial or other clinical trials that may be conducted can be delayed for a number of other reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•	patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications;

•	a facility manufacturing octreotide acetate or octreotide capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in its CRL to our NDA, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	patients choosing an alternative treatment for acromegaly or any of the indications for which we may develop octreotide capsules or potential product candidates, or participating in competing clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	patients experiencing drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	third-party clinical investigators losing their licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods that are inconsistent with the clinical trial protocol, good clinical practice, or GCP, requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA, EMA or other regulatory authorities finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•	one or more IRBs or ethics committees refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	delays in adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason; or

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

Changes in regulatory requirements and guidance may also occur, and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

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

Identifying and qualifying patients to participate in clinical trials of octreotide capsules and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing octreotide capsules and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of octreotide capsules and any future product candidates we may develop may be delayed. These delays could result in increased costs, and we may not have sufficient capital on hand or the ability to raise additional capital to cover such costs, delays in advancing octreotide capsules or any of future product candidates we may develop, delays in testing the effectiveness of future product candidates, if any, or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in Russia, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in the E.U. Further, in light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules in acromegaly and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we have modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. Further, the issuance of the CRL by FDA may negatively impact physician or patient attitudes towards octreotide capsules which could significantly delay enrollment in this study or any future studies. In addition, conducting a randomized, double-blind and controlled trial in the United States, as strongly recommended by the FDA in the CRL and End of Review meeting minutes, would be particularly challenging as we believe it would be difficult to identify patients with acromegaly willing to enroll in a trial with this design, and we believe such a trial could take a number of years to complete and submit to FDA for review. If we do initiate a new clinical trial in support of resubmitting our NDA for FDA approval, we will have two active clinical trials competing for the same or similar pools of patients and enrollment in either trial, or both trials, could be negatively impacted.

Patient enrollment is affected by factors including the:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials;

•	possibility of being randomized back to current injectable therapies, such as in the MPOWERED study;

•	proximity and availability of clinical trial sites for prospective patients;

•	availability of competing therapies and clinical trials;

•	perceptions of patients and healthcare providers as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	efforts to facilitate timely enrollment of patients in clinical trials;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

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

Even if we receive regulatory approval of octreotide capsules for acromegaly, we may still face future development and regulatory challenges that could inhibit or preclude our ability to commercialize octreotide capsules for any indication.

Even if we obtain regulatory approval of octreotide capsules for the treatment of acromegaly, and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If approved, the safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance. If we do not receive approval of octreotide capsules for the treatment of acromegaly, there would be significant doubts about our viability as a standalone business.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, we may recall or withdraw the product from the market or a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring suspension of manufacturing. If we, our potential products or the manufacturing facilities for our potential products fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. If approved, we expect octreotide capsules will face competition from established drugs and major brand names and also generic versions of these products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules, if approved, because a lower percentage of patients met the criteria for response in our first Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy. Competition could also force us to lower prices or could result in reduced sales.

The current injectable pharmaceutical treatment options for patients suffering from acromegaly are marketed by large pharmaceutical companies with substantial resources and well-established presences in the endocrinology market. Novartis AG, or Novartis, markets octreotide LAR, which is administered monthly and intramuscularly using a large-gauge needle. Camarus AB is also developing, in partnership with Novartis, CAM2029, a product candidate that according to published reports will enter into Phase 3 clinical studies in acromegaly in 2017. Ipsen SA markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection, and is further studying in clinical trials a prolonged release formulation of lanreotide which could be administered, if successful, once every three months. Pfizer, Inc. markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but we believe most involve administration via injection.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, which is a greater likelihood as a result of the CRL from the FDA to our NDA, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

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

Due to our corporate restructuring in June 2016, we no longer have a sales and marketing organization and, as a company, have not commercialized any products. If we are able to secure regulatory approval for octreotide capsules in acromegaly, but are unable to establish effective sales and marketing capabilities in the United States and access them in Europe and other international markets, we may not succeed in commercializing octreotide capsules.

As a result of our June 2016 restructuring action, we essentially no longer have sales and marketing personnel. Based upon feedback provided by the FDA and our own analysis of potential regulatory paths forward, we believe new or additional data will be required before the FDA would consider U.S. regulatory approval for the marketing and sale of octreotide capsules in acromegaly, which will likely require that we conduct one or more additional clinical trials.

Even if we are able to obtain regulatory approval, we cannot guarantee when that will occur or whether we will be successful in marketing octreotide capsules in the United States or any other jurisdiction. If we are not successful in recruiting of sales and marketing personnel on a timely basis or rebuilding a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing octreotide capsules, if approved, which could harm our business, operating results and financial condition.

If pursued by us, expansion of our business into the European Union and other international markets will require significant management attention and additional financial resources. We currently intend to explore commercializing octreotide capsules in Europe and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize octreotide capsules in foreign markets include:

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

If we or third-party collaborators are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into additional collaboration arrangements with third parties, we may not be able to successfully commercialize octreotide capsules or any future product candidates we may develop in foreign markets, which could impair our business, operating results and financial condition.

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

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of and the resources required for successful commercialization of octreotide capsules both in the U.S. and internationally. We do not have any experience in a commercial launch in the U.S., Europe or elsewhere.

Due to our corporate restructuring in 2016, we no longer have a medical affairs organization and, if we are unable to establish effective medical affairs capabilities in the United States and build or access them in Europe and other international markets, our business may suffer.

As a result of our June 2016 restructuring action and except for Dr. William Ludlam, our Senior Vice President of both clinical and medical affairs, we no longer have a medical affairs organization. Medical affairs personnel are responsible for a number of key activities within biopharmaceutical companies, which include, but are not limited to, providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third-party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science.

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

The manufacture and packaging of pharmaceutical products, such as octreotide capsules, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredient, or API, for octreotide capsules. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules. Although we were informed that the supplier recently received an Establishment Inspection Report (EIR) from

FDA, indicating that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved, we expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future, if any, seeking approval of octreotide capsules in acromegaly. There can be no assurances that our suppliers will pass all future inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.

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

Furthermore, in order to obtain approval of our product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. Each of our potential API suppliers will likely use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. If approved, we will also need to complete required testing on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, commercial supply after NDA approval, if obtained, and launch may be delayed.

The FDA and similar foreign regulatory bodies may also implement new requirements, or change their interpretation and enforcement of existing requirements, for manufacturing, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could harm our business.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of octreotide capsules and any future product candidates we may develop may be delayed, our business will be harmed and we may not have sufficient resources to continue as a standalone company.

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, receipt of marketing approval, or a commercial launch of a product. The achievement of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our strategic decisions on trial design and modifications thereto in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concern and produce data packages that could be suitable for submission in both the United States and the European Union;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of octreotide capsules and any future product candidates we may develop;

•	the efforts of our collaborators and the success of our own efforts with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we announce and expect, the commercialization of octreotide capsules, if approved, and any future product candidates we may develop may be delayed and our business and results of operations may be harmed.

Octreotide capsules and other products we may develop, if approved, may not be commercially viable if we fail to obtain coverage and an adequate level of reimbursement for these products from governmental payors, including Medicare and Medicaid programs, private insurers, and other third-party payors. The market for octreotide capsules and other products we may develop may also be limited by the indications for which their use may be reimbursed.

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

In the United States, in the event that octreotide capsules are approved, we will seek to obtain reimbursement for octreotide capsules from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the Affordable Care Act, or the ACA. These reforms could significantly reduce payments from Medicare and Medicaid over the next 10 years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for octreotide capsules and any other potential products we may pursue. Some of these changes and proposed changes could result in reduced reimbursement rates for octreotide capsules and any other potential products we may pursue, which would adversely affect our business strategy, operations and financial results.

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL, End of Review meeting or the agency’s review of any future clinical trials we may conduct. Any such restrictions or potential reservations about efficacy expressed by the FDA or within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

We expect to experience pricing pressures in connection with the sale of octreotide capsules and any future product candidates we may develop, if required regulatory approvals are obtained, due to healthcare reforms, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, additional legislative proposals, and the economic health of companies. If coverage and reimbursement for our products are unavailable, or are limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

The longer term growth of our business depends on our efforts to expand the approved uses of octreotide capsules beyond acromegaly, if approved and leverage our TPE platform to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to expand the approved uses of octreotide capsules beyond acromegaly, if approved, and utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to develop and commercialize other oral forms of therapies that are currently only available in injectable or other non-absorbable forms. In addition to the development and commercialization of octreotide capsules in acromegaly, if approved, we may pursue development of octreotide capsules for other indications or develop other product candidates alone or in collaboration with other parties. Because we eliminated substantially all of our research and discovery functions during the August 2016 reduction in workforce, we do not currently have the internal capacity to develop any new product candidates. We also may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that can successfully be developed into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates, and we may never be able to engage in licensing transactions that enable a third party to utilize TPE in the development of future product candidates.

Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any product candidates, and we are not currently investing in such research programs. As a result, we may not be able to successfully identify any future product candidates or new indications for octreotide capsules.

There are a number of FDA, EMA and other health authority, as applicable, requirements that we must satisfy before we can commence a clinical trial. If we are able to identify additional potential product candidates, satisfaction of these regulatory requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on development of other product candidates, which we do not currently contemplate, may impair our ability to continue development and commercialization of octreotide capsules for the treatment of acromegaly and other indications, if pursued, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of octreotide capsules in other indications besides acromegaly or other product candidates, these product candidates may never demonstrate sufficient safety and efficacy to be approved by the FDA or other regulatory authorities.

Our ability to develop a viable pipeline of potential future products may require us to enter into license agreements with third parties, and we may not be successful in negotiating the necessary agreements, or in achieving economic terms that will be sufficiently favorable to justify development of one or more such future products.

As a result of the elimination of substantially all of our research functions, we are currently unable to develop future potential products through internal research programs. Therefore, we may consider expanding the scope of future potential product candidates by licensing injectable or poorly absorbed drugs from third parties or licensing our TPE technology to third parties with the goal of converting these drugs into novel oral forms of therapies using our TPE platform.

We may, however, be unable to license or acquire suitable product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. For example, several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant product candidate or technology on terms that would allow us to make an appropriate return, or the financial terms required by the owners of those product candidates or technologies may be unfavorable enough to preclude successful development and commercialization for such products;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us;

•	we do not currently have dedicated business development personnel on staff;

•	we may be unable to identify suitable products or product candidates within our areas of expertise; or

•	our receipt of the CRL could reduce third-party confidence in our TPE platform and potentially make us a less attractive partner.

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

Our octreotide capsules product candidate has been granted orphan designation in the United States and the European Union for the oral treatment of acromegaly. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the product candidate. Even if we request orphan drug designation for any future product candidates we may develop, there can be no assurances that the FDA or the European Commission will grant any of these product candidates such designation. Additionally, the designation by the FDA of any potential product candidates as an orphan drug does not guarantee that the FDA or the EMA will accelerate regulatory review of or ultimately approve that product candidate.

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

Even though we have obtained orphan drug designation for octreotide capsules in acromegaly and may obtain orphan drug designation for octreotide capsules in other indications or for future product candidates we may develop, we may not obtain orphan drug exclusivity and any such exclusivity that we do obtain may not effectively protect the product candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for different indications and might then be used off-label in our approved indication, if obtained. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if a potential future product candidate of ours receives an orphan drug designation and is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same drug for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of octreotide capsules and any future product candidates we may develop for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations and expose us to areas of risk including the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of certain individually identifiable health information;

•	the ACA which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws which govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the ACA was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans;

•	the definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates by state;

•	the 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities;

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole”; and

•	pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs. If octreotide capsules or any of our future potential product candidates are approved, we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, and therefore would not expect this annual assessment to have a material impact on our financial condition.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Thus, the full impact of the ACA, or any law replacing elements of it, and the political uncertainty regarding any repeal and replacement on the ACA, on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2025 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any or all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval of octreotide capsules and any future product candidates we may develop, but we may be unable to obtain commercially reasonable product liability insurance. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and harm our business. In addition, we may not be able to maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules, if approved. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules. Although we were informed that the supplier recently received an Establishment Inspection Report (EIR) from FDA, indicating that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved, we expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future, if any, seeking approval of octreotide capsules in acromegaly. There can be no assurances that our suppliers will pass all future inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to effectively terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of octreotide capsules if we decided to transfer the manufacture of octreotide capsules to one or more alternative manufacturers in an effort to deal with the difficulties.

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

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time, particularly following the suspension of our commercial commitments to certain of our manufacturers following the receipt of the CRL. If the manufacturing costs of octreotide capsules remain at current levels, these costs may significantly impact our future operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. In anticipation of the approval of our NDA by FDA on the PDUFA date, we made substantial commercial production commitments to these manufacturers via binding rolling forecasts. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments to Teva API, Inc. and LSNE, which resulted in aggregate financial penalties to us of approximately $4.5 million. In the future, if octreotide capsules are approved, we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed requirements, we cannot completely eliminate the risk of contamination or injury resulting from such materials. As a result of any such contamination or injury we may incur liability or local, city, state or federal authorities may curtail the use of these materials, interrupting our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our development and production efforts, which could harm our business, prospects, financial condition or results of operations.

An important part of our strategy is to seek to enter into licensing or collaboration agreements with respect to octreotide capsules and future product candidates, if any, in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

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

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through December 31, 2016, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of December 31, 2016, our cash, cash equivalents and marketable securities were $93.0 million. Since inception, we have incurred significant operating losses. Our net loss was $61.1 million and $35.9 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $178.5 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. In June 2016, in light of the CRL, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules and pursuit of regulatory approval in the United States and Europe for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce in June 2016, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan which further reduced our workforce by approximately 44%, primarily in our research and administrative functions. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations beyond 2018. In addition, we will incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.

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

We have not generated revenue from any commercial products and may never be profitable.

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

Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Octreotide capsules are our only current product candidate for which we have conducted clinical trials, we have completed only a single Phase 3 clinical trial to date with this product candidate, and the FDA has strongly recommended that we complete a randomized, double-blind and controlled clinical study of octreotide capsules. We have not yet demonstrated our ability to successfully complete additional later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we are successful in obtaining marketing approval of octreotide capsules in acromegaly, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need additional capital to support our operations, which may be difficult to obtain and restrict our operations and would result in additional dilution to our stockholders.

Our business will require additional capital that we have not yet secured. In the short term, we expect to continue to conduct our second Phase 3 clinical trial of octreotide capsules to treat acromegaly – MPOWERED – required for European regulatory approval. We acknowledge FDA’s feedback regarding our NDA contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to potentially secure approval in the United States for octreotide capsules. In June and August of 2016, following our receipt of the CRL and the End of Review meeting, we announced corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of octreotide capsules in acromegaly, especially if we are required to conduct a randomized, double-blinded and controlled clinical trial as the FDA strongly recommended in the CRL;

•	the amount of our future operating losses;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future drug candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including potential agreements to out-license octreotide capsules, research and other collaborations, joint ventures and other business arrangements;

•	our success in integrating product candidates, technologies or companies that we may acquire; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease development of octreotide capsules, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to develop and commercialize octreotide capsules or any future product candidates or operate our business. Any of these actions could raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of December 31, 2016, after the reductions in workforce announced in June and August 2016, we have a total of 17 full-time employees. In September 2016, following our restructuring actions, we announced that our Chief Financial Officer, Mark Fitzpatrick, was appointed to the role of Chief Executive Officer. We also expect that our Chief Development Officer, Roni Mamluk, who has been employed by us since 2006 will be ending her full-time employment with us in the first half of 2017, and transitioning to a part-time consultant. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent upon the principal members of our management team. These executives have significant research and development, regulatory, industry, operational, and/or corporate finance experience. Our receipt of a CRL from the FDA related to our NDA may make the retention of these individuals, other principal members of our management team and key employees more challenging. The loss of any executive, other principal member of our management team, key employee or member of our board of directors could impair our ability to develop and commercialize octreotide capsules, if approved, and identify, develop and market new products and conduct successful operations.

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

We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render octreotide capsules or future product candidates we may develop uncompetitive or obsolete. The longer-term success of our business depends upon our ability to develop octreotide capsules for other approved indications and utilize our TPE platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms, which strategy assumes we obtain regulatory approval of octreotide capsules in acromegaly. We cannot assure you that unforeseen problems will not develop with our TPE technology or applications or that any commercially feasible products will ultimately be developed by us.

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

Filing, prosecuting and defending patents on polypeptide containing capsules including octreotide capsules and our TPE platform throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights, especially those relating to life sciences, to the same extent as federal and state laws in the United States. For example, novel formulations of existing drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions into or within the United States or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

While our product candidate is in clinical trials, we believe that the use of our product candidate in these clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our current and any future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our current and any future product candidates do not infringe other parties’ patents or other proprietary rights, however, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our development efforts and limit our ability to continue our operations.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent octreotide capsules or any future product candidates from being marketed. Any patent-related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to octreotide capsules or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market octreotide capsules or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign octreotide capsules or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing octreotide capsules or a future product candidate, which could harm our business, financial condition and operating results.

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

Our competitors may seek to market generic versions of any approved products by submitting abbreviated NDAs to the FDA in which our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with octreotide capsules and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our development activities before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

Our development and administrative facilities and one of our third-party manufacturers are located in Israel and, therefore, our business could be hurt by political and military instability affecting Israel.

Our development and administrative facilities and one of our third-party manufacturers’ facilities are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. Instability in the region may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have an adverse effect on our business. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition and results of operations.

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

At December 31, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $126.9 million. The federal NOL carryforwards expire at various dates through 2036. At December 31, 2016, there were no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, substantial changes in our ownership may limit the amount of federal NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. Management has determined that we experienced an ownership change for purposes of Section 382 on August 16, 2005 and May 12, 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $0.1 million for 2016 and each year thereafter. These annual limitations resulted in the loss of our ability to utilize approximately $8.9 million in federal NOL carryforwards, which resulted in a write-off of approximately $3.0 million of federal deferred tax assets prior to 2014. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity acquisitions that have equity as a component and of the purchase price. If additional ownership changes occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be limited.

Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of December 31, 2016, our executive officers, directors and principal stockholders collectively controlled approximately 64.5% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our interactions with the FDA regarding our product candidate, octreotide capsules in acromegaly;

•	the enrollment and results of our ongoing MPOWERED Phase 3 clinical trial of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, including a new Phase 3 trial with a design consistent with the strong recommendations of the FDA, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred on April 15, 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our operations or changes in organizational structure;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

We are recently the subject of securities litigation, which is expensive and may divert our management’s attention.

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of the Company’s Board of Directors, as well as the investment banks that underwrote our Initial Public Offering (“IPO”). The lead plaintiff seeks to represent a class of all purchasers of Chiasma stock made pursuant to the Company’s IPO on July 15, 2015. Plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

This litigation may result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We may not be successful in defending these claims and cannot provide assurance that insurance proceeds will be sufficient to cover any liability under such claims.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this and future Form 10-K filings, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2016, we had 24,359,584 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 3,652,801 shares subject to outstanding options under our stock option plans, the 3,169,001 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Since our IPO, four securities analysts have initiated coverage on our company. Since these coverage initiations, and following the receipt of the CRL to our NDA from the FDA, each of these analysts has downgraded their ratings on and lowered their price targets for our stock, and three have since dropped coverage. In the event that one or more analysts who now, or in the future, cover us further downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, where our principal executive and administration functions are primarily located in a subleased facility in Waltham, Massachusetts. Our Waltham sublease expires in March 2023. In addition, our international operations are headquartered in a leased facility located in Ness Ziona, Israel, where our development and supply chain operational functions are primarily based. Our Ness Ziona lease expires in December 2020. Based on our current operating plans, we believe our current facilities are adequate. We are actively seeking to sublease all, or a significant portion, of our facilities in Waltham, MA.

Item 3.	Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of the Company’s Board of Directors, as well as the investment banks that underwrote our Initial Public Offering (“IPO”). The lead plaintiff seeks to represent a class of all purchasers of Chiasma stock made pursuant to the Company’s IPO on July 15, 2015. Plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “CHMA” on July 16, 2015. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the year ended December 31, 2016 and the two quarters ended December 31, 2015:

	High	Low
Year ended December 31, 2016
First quarter ended March 31, 2016	$19.71	$7.75
Second quarter ended June 30, 2016	$13.38	$2.50
Third quarter ended September 30, 2016	$3.19	$2.40
Fourth quarter ended December 31, 2016	$3.71	$1.75
Year ended December 31, 2015
Third quarter ended September 30, 2015	$30.52	$17.13
Fourth quarter ended December 31, 2015	$24.78	$18.12

Holders of Record

On March 9, 2017, the closing price per share of our common stock was $1.63 as reported on the NASDAQ Global Market, and we had approximately 22 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

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

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index, the NASDAQ Biotechnology Index for the period covering from our IPO date of July 16, 2015, through the end of our fiscal year ended December 31, 2016. The graph assumes an investment of $100.00 made on July 16, 2015, in (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Biotechnology Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The graph assumes our closing sale price on July 16, 2015 of $20.00 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.

*	$100 invested on 7/16/15 in stock or 6/30/15 in index, including reinvestment of dividends. Fiscal year ending December 31.

	7/16/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Chiasma, Inc.	100.00	99.40	97.85	45.80	14.45	14.70	9.75
NASDAQ Composite	100.00	92.64	100.54	98.18	97.75	107.30	108.67
NASDAQ Biotechnology	100.00	82.53	91.86	73.73	72.16	79.33	73.23

Our fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and NASDAQ and peer group indices as of the close of trading on the last trading day of the periods presented.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

In June 2016 and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas.

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including additional development after we evaluate various pathways to determine whether we can produce additional data sufficient to satisfy the FDA of the efficacy and safety of octreotide capsules in adult patients with acromegaly, manufacturing of octreotide capsules for market consumption, if approved, and clinical trial uses, clinical trial costs (including the international Phase 3 clinical trial that we initiated in March 2016 to support European regulatory approval of octreotide capsules and a possible additional clinical trial or trials to support United States regulatory approval of octreotide capsules), legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2013, and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2016	2015	2014	2013
	(in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenue from license agreement	$—	$—	$13,166	$73,134
Operating expenses:
Research and development	21,815	18,991	11,527	26,455
Marketing, general and administrative	31,317	16,456	3,469	8,065
Restructuring charges	8,179	—	—	—

Total operating expenses	61,311	35,447	14,996	34,520

Income (loss) from operations	(61,311)	(35,447)	(1,830)	38,614
Other expenses (income), net	(547)	300	5	1,209

Income (loss) before provision for income taxes	(60,764)	(35,747)	(1,835)	37,405
Provision for income taxes	347	161	176	1,224

Net income (loss)	(61,111)	(35,908)	(2,011)	36,181
Accretion of deemed liquidation related to Series D redeemable convertible preferred stock	—	—	—	(38,504)
Accretion of redeemable convertible preferred stock	—	(318)	(904)	(3,034)

Net loss attributable to common stockholders	$(61,111)	$(36,226)	$(2,915)	$(5,357)

Earnings per share attributable to common stockholders
Basic	$(2.51)	$(3.25)	$(66.21)	$(125.29)

Diluted	$(2.51)	$(3.25)	$(66.21)	$(125.29)

Weighted-average shares outstanding:
Basic	24,319,443	11,151,978	44,017	42,760

Diluted	24,319,443	11,151,978	44,017	42,760

	December 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$37,013	41,039	$40,160	$12,850
Marketable securities	55,971	107,715	—	—
Current assets	95,094	151,085	40,472	13,288
Total assets	96,756	153,108	41,399	14,658
Current liabilities	8,400	6,514	4,318	14,465
Long-term liabilities	2,631	3,778	4,613	96
Total liabilities	11,031	10,292	8,931	14,561
Redeemable convertible preferred stock	—	—	104,486	70,732
Total stockholders’ equity (deficit)	85,725	142,816	(72,018)	(70,635)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial – MPOWERED – of oral octreotide capsules, conditionally trade-named “MYCAPSSA” and referred to herein as octreotide capsules, for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. We believe octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration to patients with acromegaly. Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

Our New Drug Application, or NDA, for octreotide capsules was filed in June 2015 and accepted for filing by the United States Food and Drug Administration, or the FDA or the Agency, in August 2015. In April 2016, the FDA issued a Complete Response Letter, or CRL, which indicated that the review for our application was complete and that our NDA was not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and have received the minutes of the meeting. In its CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. The FDA did not note any safety concerns related to octreotide capsules in the CRL, but subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our previous Phase 3 trial were factors limiting an overall safety assessment.

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledge the FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate various potential pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to potentially secure approval in the United States for octreotide capsules. The FDA also stated that it considers pathways alternative to its recommendations to be less ideal and ultimately risky to our efforts to secure approval of our NDA. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We believe additional discussions with the FDA will enable our executive team and Board to chart the most prudent path forward for Chiasma and our shareholders.

We cannot provide any assurance that even if we conduct a new clinical trial consistent with the strong recommendations of the FDA, or pursue any other alternative development pathway, whether acceptable or unacceptable to the FDA, we will receive U.S. regulatory approval of octreotide capsules for acromegaly. If our efforts to address the FDA’s concerns are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval, if we are able to secure approval at all, and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial in this indication, as strongly recommended by the FDA, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. We cannot estimate how long this process could take but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular the controlled trial strongly recommended by the FDA.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our revenue has been related to one license agreement, which has been terminated. Since our inception and through December 31, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, as described in more detail below, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of December 31, 2016, our consolidated cash, cash equivalents and marketable securities were $93.0 million, of which $0.7 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $61.1 million and $35.9 million for the years ended December 31, 2016 and 2015 respectively. As of December 31, 2016, we had an accumulated deficit of $178.5 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe.

In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In July 2014, Roche terminated the license agreement. Pursuant to the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient, or API, supplies to continue the development and manufacturing of octreotide capsules, together with Roche’s proposed trade name, “Mycapssa” for octreotide capsules, for an aggregate amount of $5.1 million, payable in three annual installments of $1.7 million beginning in 2016. We made the first $1.7 million payment in March 2016 and made the second $1.7 million payment in March 2017. Other than these payments, we have no further financial or operational obligations to Roche.

Financial Overview

Revenue

We currently do not have a product approved for commercial sale and, as a result, have yet to generate revenue from product sales. In light of the CRL received from the FDA and our subsequent End of Review meeting, we do not expect to begin generating product revenue for some time, if at all. If we fail to identify and agree on a path forward for our NDA with the FDA, complete the development of octreotide capsules in a timely manner or at all, or obtain regulatory approval for octreotide capsules, our ability to generate product sales, and our consolidated results of operations and financial position, would be adversely affected.

Our revenue during 2014 was derived from a license agreement with Roche, which included amounts recognized for research and development services provided and earned under the agreement.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including the manufacturing validation, regulatory and clinical activities, and our TPE platform. We expense research and development costs as incurred.

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas. We continue to invest in the clinical development of octreotide capsules. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. The successful development of octreotide capsules is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of octreotide capsules or the period, if any, in which material net cash inflows from any product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

For example, in both the CRL and the End of Review meeting, the FDA strongly recommended that we conduct a randomized, double-blinded, controlled clinical trial of octreotide capsules that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. If we were to conduct such a trial or other trials that the FDA deems acceptable for resubmission of our NDA, or if we experience significant delays in our ongoing Phase 3 clinical trial to support the submission of our Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, we could be required to expend significant additional financial resources and time on the completion of clinical development. In light of our ongoing evaluation of potential U.S. development pathways for octreotide capsules and following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and Europe. These modifications could potentially delay the timing of our submission to the EMA.

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of 2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments, which resulted in aggregate contractual financial penalties of approximately $4.5 million that were recorded in our consolidated statement of operations as restructuring charges, as further described below. The suspension notices released us from any remaining undelivered supply and service commitments described above.

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

Restructuring Charges

Restructuring charges consist of employee severance benefits and related costs, contract termination fees, asset write-offs resulting from restructuring plans, suspension fees associated with commercial manufacturing agreements, and other expenses associated with restructuring our operations.

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

Results of Operations

Comparison for the Years Ended December 31, 2016 and 2015

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Research and Development

	2016	2015	$ Change	Percent change
	($ in thousands)
Research and development	$31,317	$18,991	$12,326	65%

During the year ended December 31, 2016, our total research and development expenses increased by $12.3 million, or 65%, compared to the prior year, primarily due to approximately $7.4 million of API purchases during the year ended December 31, 2016, our ongoing Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the planned submission of a MAA to the EMA, activities associated with the manufacturing process validation, and an increase in compensation-related expenses due to the hiring of research and development employees.

Marketing, General and Administrative

	2016	2015	$ Change	Percent change
	($ in thousands)
Marketing	$7,672	$7,317	$355	5%
General and administrative	14,143	9,139	5,004	55%

Total marketing, general and administrative expenses	$21,815	$16,456	$5,359	33%

During the year ended December 31, 2016, our marketing expenses increased by $0.4 million to $7.7 million. This increase was primarily due to pre-commercial activities related to octreotide capsules and greater compensation-related expenses associated with our expanded U.S. marketing and sales leadership team hired in anticipation of our expected FDA approval of octreotide capsules in April 2016 for commercialization in the U.S, which did not occur.

During the year ended December 31, 2016, our general and administrative expenses increased by $5.0 million to $14.1 million. This increase was primarily due to greater compensation-related expenses associated with our expanded U.S. office as well as increased professional and consulting fees associated with being a public company.

Restructuring Charges

In June 2016, we announced a corporate restructuring plan, including an immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan, including an immediate reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. As a result of the August reduction in force, we no longer required the research lab and additional office space of the Israel facility and we were able to early terminate the Israel lease in November 2016. Accordingly, we recorded restructuring charges totaling $8.2 million during the year ended December 31, 2016 which consisted of employee severance benefits and related costs of $2.2 million, manufacturing commitment-related suspension fees of $4.5 million, non-cash restructuring charges of $0.8 million resulting from the impairment of leasehold improvements of $1.7 million offset by the forgiveness of tenant allowances received under the lease of $0.9 million and non-cash restructuring charges related to the impairment of capitalized commercial software and laboratory equipment of $0.7 million.

Other (Income) Expense, net

Other income totaled $0.5 million for the year ended December 31, 2016, compared to $0.3 million of other expenses for the year ended December 31, 2015. The improvement was driven by interest income generated from the investment of our IPO proceeds and a decrease in the imputed interest associated with the long-term obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision for Income Taxes

Our total tax provision was $0.3 million for the year ended December 31, 2016, representing an effective tax rate of (0.6%), as compared to a tax provision of $0.2 million for the year ended December 31, 2015, representing an effective tax rate of (0.5%).

Our deferred tax assets at December 31, 2016 and 2015 were approximately $86,000 and $70,000, respectively. Deferred tax assets were reported net of valuation allowances of $49.1 million and $24.8 million at December 31, 2016 and 2015, respectively, primarily as a result of the recording of a full valuation allowance against net operating loss, or NOL, carryforwards, as we believe it is more likely than not that we will not be able to generate sufficient future taxable income to absorb them. At December 31, 2016, we had federal NOL carryforwards of $126.9 million. The federal NOL carryforwards expire at various dates through 2035. At December 31, 2016, we had no Israeli NOL carryforwards. At December 31, 2016, we had approximately $1.0 million of federal alternative minimum tax credit carryforwards that do not expire.

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

During the year ended December 31, 2014, we recognized $13.2 million which were generated solely from our license agreement with Roche. During the year ended December 31, 2014, our license agreement with Roche was terminated and the amounts recognized in 2014 represented the final amount earned under the license agreement.

Research and Development

	2015	2014	$ Change	Percent change
	($ in thousands)
Research and development	$18,991	$11,527	$7,464	65%

During the year ended December 31, 2015, our total research and development expenses increased by $7.5 million, or 65%, compared to the prior year, primarily due to expenses related to the filing of an NDA for octreotide capsules in acromegaly in the United States, activities associated with the manufacturing process validation, recently initiated Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly in Europe and an increase in compensation-related expenses due to the hiring of research and development employees.

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

Liquidity and Capital Resources

Since our inception and through December 31, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.4 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of December 31, 2016, our cash and cash equivalents were $37.0 million, of which $0.7 million was held by our Israeli subsidiary. In addition, as of December 31, 2016, we have $56.0 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including potential additional development after we evaluate pathways to determine whether we can produce additional data sufficient to satisfy the FDA of the efficacy and safety of octreotide capsules in adult patients with acromegaly, manufacturing of octreotide capsules for market consumption, if approved, and clinical trial uses, clinical trial costs (including the international Phase 3 clinical trial that we initiated in March 2016 to support anticipated European regulatory approval of octreotide capsules and a possible additional clinical trial or trials to support United States regulatory approval of octreotide capsules), legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

In June 2016, following the CRL and our End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of MYCAPSSA for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016 we announced a second corporate restructuring plan that included the reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations beyond 2018. Because of the uncertainty created by the CRL, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, and any other product candidates we may develop or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of regulatory review of octreotide capsules and any future product candidates we may develop;

•	the progress and results of our ongoing clinical trial of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the number and development requirements of other product candidates that we may pursue, if any;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies or explore or consummate other strategic transactions.

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration arrangements. We are currently eligible to file a shelf registration statement and believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we plan to consider filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission in the future. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2016 and 2015:

	2016	2015
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(51,964)	$(33,303)
Investing activities	49,033	(109,112)
Financing activities	(1,095)	143,294

Operating Activities

Net cash used in operating activities was $52.0 million in 2016, and primarily consisted of $61.1 million in net loss, adjusted for non-cash items of $5.4 million (primarily stock-based compensation of $3.3 million and non-cash restructuring charges of $1.5 million) and was offset by working capital increases of $3.7 million (primarily driven by the increase in accounts payable and accrued expenses and the decrease in prepaid and other current assets). Net cash used in operating activities was $33.3 million in 2015, and primarily consisted of $35.9 million in net loss, adjusted for non-cash items of $3.8 million (primarily stock-based compensation and imputed interest related to our Roche liability) and was offset by working capital increases of $1.2 million. The primary drivers for the increase in our operating activity spending rate was driven by our ongoing international Phase 3 trial, purchases of API, restructuring payments, pre-commercial marketing expenditures, activities associated with the manufacturing process validation, as well as compensation-related expenses associated with our expanded U.S. office.

Investing Activities

Net cash provided by investing activities was $49.0 million in 2016, primarily related to the maturity of marketable securities and was partially offset by $3.0 million of purchases of property and equipment, compared to net cash used in investing activities of $109.1 million for the year ended December 31, 2015, primarily related to the investment of our IPO funds through the acquisition of marketable securities.

Financing Activities

Net cash used in financing activities was $1.1 million in 2016, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by $0.6 million of proceeds from stock option exercises. This compares to cash provided by financing activities in 2015 of $143.3 million, primarily related to proceeds from our IPO and the issuance of the second tranche of our Series E redeemable convertible preferred stock together with common stock warrants.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2016:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	($ in thousands)
Operating leases	$6,424	$979	$2,077	$2,070	$1,298
Short term purchase obligations	1,700	1,700	—	—	—
Long-term purchase obligations	1,700	—	1,700	—	—

Total contractual obligations	$9,824	$2,679	$3,777	$2,070	$1,298

Operating Leases. This amount represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2016 for our current and future facilities in the U.S. and Israel. The minimum lease payments do not include common area maintenance charges or real estate taxes.

Long-term Purchase Obligation. Upon termination of the Roche agreement in 2014, we purchased API supplies from Roche to continue the development and manufacturing of octreotide capsules and Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the first $1.7 million payment in March 2016 and made the second payment in March 2017. We have no further obligations to Roche upon full payment of these amounts.

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

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. When one or more of the revenue recognition criteria are not met, we defer the recognition of revenue and records deferred revenue until such time that all criteria are met. For the years ending December 31, 2014 and 2013, our revenue was derived primarily from our now terminated license agreement with Roche. The terms of the agreement included a non-refundable upfront fee; contingent development, commercial, and clinical milestone payments; reimbursement of certain research and development costs; and royalty payments on sales. We did not have any revenue for the years ended December 31, 2016 and 2015.

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

Stock-based Compensation

We account for all stock-based compensation to employees and nonemployees based on their fair values on the date of grant. The fair value of stock-based awards to nonemployees is remeasured as the award vests. For employee stock-based awards with only service conditions, we recognize compensation on a straight line basis over the requisite service period, which is usually the vesting period of the award, net of any actual forfeitures.

We determine the fair value of stock options by using the Black-Scholes option pricing model. This model requires the input of several assumptions such as the expected option term, the expected risk-free interest rate over the expected option term, the expected volatility of our stock price over the expected option term, and the expected dividend yield over the expected option term. The computation of expected volatility is based on an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies, which were selected based upon industry similarities. The interest rate for periods within the expected term of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method. For options granted to non-employees, the expected life of the option used is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. Stock-based compensation expense for awards granted to non-employees is adjusted as the award vests to reflect the current fair value of such awards, and is recognized using an accelerated attribution model.

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

We evaluate the tax positions we have taken when preparing our federal, state, local and foreign income tax returns, and determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. As of December 31, 2016 and 2015, we have provided a liability of $0.5 million and $0.4 million, respectively. We account for interest and penalties related to uncertain tax positions as part of our other expenses.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016, we had $37.0 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short term corporate notes. In addition, we had $56.0 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of short-term investments of $0.2 million. As of December 31, 2016, we did not have any outstanding borrowings so that we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months has been approximately 15%, 26% and 1%, respectively. As of December 31, 2016, we held $0.7 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(d)) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

7(b)	Exhibit Index.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

3.2	Amended and Restated Bylaws of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

4.1	Form of Common Stock certificate of the Company, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated as of December 16, 2014, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.3	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series D preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.4	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series E preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.1†	Israeli Stock Option Plan 2003 and forms of agreements thereunder, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.2†	2015 Stock Option and Incentive Plan and forms of agreement thereunder, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.3†	2015 Employee Stock Purchase Plan, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.4†	Senior Executive Cash Incentive Bonus Plan, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.5†	Amended and Restated Employment Agreement dated May 29, 2015 by and between the Company and Mark Leuchtenberger, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.6†	Employment Agreement dated as of June 1, 2006, as amended, by and between Chiasma (Israel) Ltd. and Roni Mamluk, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.7*†	Amendment to Employment Agreement, dated as of November 15, 2016, by and between Chiasma (Israel) Ltd. And Roni Mamluk

10.8*†	Amendment to Employment Agreement, dated as of December 14, 2016, by and between Chiasma (Israel) Ltd. And Roni Mamluk

10.9†	Amended and Restated Employment Agreement dated as of September 27, 2016 by and between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on September 30, 2016

10.10†	Employment Agreement dated as of June 2, 2010, as amended, by and between Chiasma (Israel) Ltd. and Chaime Orlev, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

Exhibit No.

10.11†	Employment Agreement dated as of July 30, 2015 by and between the Company and Anand Varadan, incorporated by reference from our Quarterly Report on Form 10-Q filed on November 11, 2015

10.12	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.13	Lease Agreement dated as of September 5, 2008, as amended, by and between Chiasma (Israel) Ltd. And RMP Assets Ltd, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.14	Sublease effective as of May 12, 2015 by and between Cyber-Ark Software and the Company, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.15†	Non-Employee Director Compensation Policy, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on June 15, 2015 (File No. 333-204949)

10.16	Sublease dated as of November 20, 2015 by and between the Company and Cimpress USA Incorporated (f/k/a Vistaprint USA, Incorporated), incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2016

10.17	Lease Agreement dated as of January 5, 2016 by and between the Company and Africa Israel Assets Ltd., Af-Sar Ltd. And Weizmann Institute of Science, incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2016

10.18*†	Employment Agreement dated as of September 23, 2015 by and between the Company and Drew Enamait

10.19†	Employment Agreement dated as of November 18, 2015 by and between the Company and Tara McCarthy, incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2016

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Kost Forer Gabbay & Kasierer

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2016 and 2015, (b) our Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014, (c) our Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014, (d) our Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2016, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014 and (f) the Notes to such Consolidated Financial Statements

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 16, 2017.

Chiasma, Inc.

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark J. Fitzpatrick Mark J. Fitzpatrick	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 16, 2017

/s/ Drew Enamait Drew Enamait	Vice President, Finance and Administration (Principal Accounting Officer)	March 16, 2017

/s/ David Stack David Stack	Director	March 16, 2017

/s/ John F. Thero John F. Thero	Director	March 16, 2017

/s/ Todd Foley Todd Foley	Director	March 16, 2017

/s/ Bard Geesaman, M.D., Ph.D. Bard Geesaman, M.D., Ph.D.	Director	March 16, 2017

/s/ Scott Minick Scott Minick	Director	March 16, 2017

/s/ John Scarlett, M.D. John Scarlett, M.D.	Director	March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chiasma, Inc.

We have audited the accompanying consolidated balance sheet of Chiasma, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chiasma, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, MA

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chiasma Inc.

We have audited the accompanying consolidated balance sheets of Chiasma Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiasma Inc. at December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

March 17, 2016

CHIASMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$37,013	$41,039
Marketable securities	55,971	107,715
Prepaid expenses and other current assets	2,110	2,331

Total current assets	95,094	151,085
Property and equipment, net	683	676
Other assets	979	1,347

Total assets	$96,756	$153,108

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,166	$157
Accrued expenses	5,534	4,657
Other current liabilities	1,700	1,700

Total current liabilities	8,400	6,514
Long-term liabilities	2,631	3,778

Total liabilities	11,031	10,292

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at December 31, 2016 and December 31, 2015; issued and outstanding 24,359,584 shares at December 31, 2016, and 24,012,597 shares at December 31, 2015	244	240
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	264,017	259,969
Accumulated other comprehensive income (loss)	(9)	23
Accumulated deficit	(178,527)	(117,416)

Total stockholders’ equity	85,725	142,816

Total liabilities and stockholders’ equity	$96,756	$153,108

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands except share and per share data)
Revenue from license agreement	$—	$—	$13,166
Operating expenses:
Marketing, general and administrative	21,815	16,456	3,469
Research and development	31,317	18,991	11,527
Restructuring charges	8,179	—	—

Total operating expenses	61,311	35,447	14,996

Loss from operations	(61,311)	(35,447)	(1,830)
Other expenses (income), net	(547)	300	5

Loss before provision for income taxes	(60,764)	(35,747)	(1,835)
Provision for income taxes	347	161	176

Net loss	(61,111)	(35,908)	(2,011)

Accretion of redeemable convertible preferred stock	—	(318)	(904)

Net loss attributable to common stockholders	$(61,111)	$(36,226)	$(2,915)

Earnings per share attributable to common stockholders
Basic	$(2.51)	$(3.25)	$(66.21)

Diluted	$(2.51)	$(3.25)	$(66.21)

Weighted-average shares outstanding:
Basic	24,319,443	11,151,978	44,017

Diluted	24,319,443	11,151,978	44,017

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(61,111)	$(35,908)	$(2,011)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	(32)	23	—

Total other comprehensive income (loss)	(32)	23	—

Comprehensive loss	$(61,143)	$(35,885)	$(2,011)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock											Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Series B1’ Preferred		Series C’ Preferred		Series D’ Preferred		Series E Preferred		Total	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
	(in thousands except shares)
Balance, December 31, 2013	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$21,158	—	$—	$70,732	43,558	$—	$8,862	$(79,497)	$(70,635)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	756	—	756
Exercise of stock options	—	—	—	—	—	—	—	—	—	768	—	2	—	2
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $151 and warrants for common stock	—	—	—	—	—	—	33,774,763	32,850	32,850	—	—	774	—	774
Accretion of redeemable convertible preferred stock	—	—	—	—	—	896	—	8	904	—	—	(904)	—	(904)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,011)	(2,011)

Balance, December 31, 2014	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$22,054	33,774,763	$32,858	$104,486	44,326	$—	$9,490	$(81,508)	$(72,018)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

												Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (deficit)
	Redeemable Convertible Preferred Stock
	Series B1’ Preferred		Series C’ Preferred		Series D’ Preferred		Series E Preferred		Total	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
	(in thousands except shares)
Balance, December 31,2014	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$22,054	33,774,763	$32,858	$104,486	44,326	$—	$9,490	$—	$(81,508)	$(72,018)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,258	—	—	3,258
Exercise of stock options	—	—	—	—	—	—	—	—	—	205,721	2	682	—	—	684
Exercise of warrants	—	—	—	—	—	—	—	—	—	39,789	1	13	—	—	14
Additional paid in capital on account of vested portion of restricted stocks	—	—	—	—	—	—	—	—	—	—	—	63	—	—	63
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $258 and warrants for common stock	—	—	—	—	—	—	35,948,023	34,213	34,213	—	—	1,477	—	—	1,477
Issuance of common stock, conversion of preferred stock	(1,134,997)	(9,144)	(40,430,250)	(40,430)	(38,504,439)	(22,054)	(69,722,786)	(67,389)	(139,017)	16,403,011	164	138,853	—	—	139,017
Issuance of common stock, Initial public offering net of issuance costs of $2,394	—	—	—	—	—	—	—	—	—	7,319,750	73	106,451	—	—	106,524
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	318	318	—	—	(318)	—	—	(318)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,908)	(35,908)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	$—	24,012,597	$240	$259,969	$23	$(117,416)	$142,816

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2015	24,012,597	$240	$259,969	$23	$(117,416)	$142,816
Stock-based compensation	—	—	3,346	—	—	3,346
Exercise of stock options	292,235	3	597	—	—	600
Exercise of warrants into common stock	54,752	1	4	—	—	5
Additional paid in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive income	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(61,111)	(61,111)

Balance, December 31, 2016	24,359,584	$244	$264,017	$(9)	$(178,527)	$85,725

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Operating Activities:
Net loss	$(61,111)	$(35,908)	$(2,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	433	201	272
Stock-based compensation	3,346	3,258	756
Amortization of premium on marketable securities, net	(150)	46	—
Provision (benefit) for deferred income taxes	(16)	(30)	28
Non-cash interest expense	246	349	—
Non-cash restructuring charges	1,474	—	—
(Gain) loss on sale of property and equipment	67	(5)	91
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	674	(1,737)	69
Accounts payable and accrued expenses	1,805	496	(7,265)
Deferred revenue and customer advances	—	—	(2,883)
Other assets	(14)	(171)	26
Other current and long-term liabilities	1,282	198	4,516

Net cash used in operating activities	(51,964)	(33,303)	(6,401)
Investing Activities:
Purchase of marketable securities	(117,146)	(108,236)	—
Maturities of marketable securities	169,006	500	—
Decrease (increase) in value of other assets	—	(1,119)	7
Purchases of property and equipment	(2,964)	(269)	—
Proceeds from sale of property and equipment	137	12	78

Net cash provided by (used in) investing activities	49,033	(109,112)	85
Financing Activities:
Payment under license termination agreement	(1,700)	—	—
Proceeds from issuance of Series E redeemable convertible preferred stock and warrants for common stock, net	—	35,690	33,624
Proceeds from the issuance of common stock, net	—	106,524	—
Proceeds from issuance of restricted stock	—	382	—
Exercise of warrants	5	14	—
Exercise of stock options	600	684	2

Net cash provided by (used in) financing activities	(1,095)	143,294	33,626

Net increase (decrease) in cash and cash equivalents	(4,026)	879	27,310
Cash and cash equivalents, beginning of year	41,039	40,160	12,850

Cash and cash equivalents, end of year	$37,013	$41,039	$40,160

Supplemental Non-Cash Financing Activities:
Conversion of preferred stock	$—	$139,017	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$140	$69	$114

Cash received for interest	$—	$33	$—

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us”, “our” or “Chiasma”. We are focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial – MPOWERED – of oral octreotide capsules (conditionally trade-named “MYCAPSSA”) for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”). Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

Our New Drug Application (“NDA”) for octreotide capsules was filed in June 2015 and accepted for filing by the United States Food and Drug Administration (the “FDA” or the “Agency”), in August 2015. In April 2016, the FDA issued a Complete Response Letter (“CRL”), which indicated that the review for our application was complete and that our NDA was not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL and have received the minutes of the meeting. In its CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. The FDA did not note any safety concerns related to octreotide capsules in the CRL, but subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our previous Phase 3 trial were factors limiting an overall safety assessment.

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledge the FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate various potential pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to potentially secure approval in the United States for octreotide capsules. The FDA also stated that it considers pathways alternative to its recommendations to be less ideal and ultimately risky to our efforts to secure approval of our NDA. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We believe additional discussions with the FDA will enable our executive team and Board to chart the most prudent path forward for Chiasma and our shareholders.

We cannot provide any assurance that even if we conduct a new clinical trial consistent with the strong recommendations of the FDA, or pursue any other alternative development pathway, whether acceptable or unacceptable to the FDA, we will receive U.S. regulatory approval of octreotide capsules for acromegaly. If our efforts to address the FDA’s concerns are unsuccessful, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all. Conducting one or more additional clinical trials would significantly delay our ability to secure regulatory approval, if we are able to secure approval at all, and introduce new risks and uncertainties depending on the trial design and timing of any trials conducted. Conducting a randomized, double-blind and controlled trial in this indication, as strongly recommended by the FDA, would be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, the trial could take years to complete, and the FDA’s review of the data would also likely consume significant time. We cannot estimate how long this process could take but it could be several years. We may not have sufficient capital resources to fully fund any new trials that the FDA requires as a condition to approval, in particular the controlled trial strongly recommended by the FDA.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chiasma, Inc. and its subsidiaries and are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars. The consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. All intercompany balances and transactions have been eliminated in consolidation.

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds to us of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. In connection with the closing of the IPO on July 21, 2015, all of our outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock. The significant increase in shares outstanding in July 2015 impacted the year-over-year comparability of our net loss per share calculations for the years ended December 31, 2015 and 2014.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our product candidate, octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We expect to continue with our ongoing international Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these consolidated financial statements are issued. We expect to continue to incur significant operating losses for the foreseeable future.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. As a result of the CRL and our subsequent interactions with the FDA, our ability to generate product revenues has been delayed indefinitely. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies, as necessary. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If at such time, we are not able to secure adequate additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned development of octreotide capsules. Any of these actions could materially harm our business, results of operations and future prospects.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, those related to revenue recognition, the fair value of common stock and other equity instruments, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments which mature within three months or less from the date of purchase.

Marketable Securities

Our investments primarily consist of commercial paper, corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other expense (income), net, on our consolidated statements of operations.

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Foreign currency translation

We use the U.S. dollar as our functional currency. Monetary assets and liabilities denominated in foreign currency are re-measured at current rates and non-monetary assets denominated in foreign currency are recorded at historical exchange rates. Realized and unrealized exchange gains or losses from transactions and re-measurement adjustments are reflected in other (expense) income, net, in the accompanying consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income (loss) includes unrealized gains and losses on available for sale securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income (loss) for the years ended December 31, 2016, 2015 or 2014.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business in one operating segment.

Other assets

Other assets consist of long-term restricted deposits, prepayments, and deferred tax assets. Long-term restricted deposits represent interest-bearing money market accounts held as a security deposit against a bank guarantee issued with respect to our leased office space in the U.S. and Israel.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and long-term restricted deposits. Periodically, we maintain deposits in financial institutions in excess of government insured limits. We believe that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and we have not experienced any significant losses in these deposits. We regularly invest excess operating cash in deposits with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

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

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and to be recognized. The amount of impairment loss to be recognized is the excess of the carrying value over the fair value of the related asset. We did not record any impairments during the years ended December 31, 2016 (other than described in Note 17), 2015 and 2014.

Employment termination costs

We accrue employment termination liabilities when (a) management, having the authority to approve the action, commits to a plan of termination; (b) the plan identifies the number of employees to be terminated, their job classifications or functions, their locations, and the expected completion date; (c) the plan establishes the terms of the arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive upon involuntary termination; (d) it is unlikely that significant changes to the plan will be made or withdrawn; and (e) the plan has been communicated to the affected employees. When employees are required to render services beyond the minimum retention period through the involuntary termination date in order to receive the termination benefits, a liability is measured initially at the communication date based on the fair value of the liability, and is recognized ratably over the future service period through expected termination date. We reverse the liability when events or circumstances occur that discharge or remove its responsibility to settle the termination liability.

Revenue recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. When one or more of the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria are met. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit.

For the year ended December 31, 2014, our revenue was derived from our now terminated license agreement (see Note 8). The terms of the agreement included a non-refundable upfront fee; contingent development, commercial, and clinical milestone payments; reimbursement of certain research and development costs; and royalty payments on sales.

We recognize revenue using the proportional performance method when services are rendered. Under the proportional performance method, revenue is recognized based on costs incurred to date as a percentage of total estimated cost to complete.

At the inception of the license agreement, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered items as a result of a specific outcome from our performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved.

We recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories and in the period the sales occur.

Long-term purchase obligation

Our long-term purchase obligation represents aggregate amounts payable to F. Hoffman- La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”) for the purchase of certain active pharmaceutical ingredient (“API”) supplies and the trade name (“MYCAPSSA”) for octreotide capsules following the termination of our license agreement with Roche in July 2014 (see Note 8). The amount is payable in three equal annual installments and is recorded at its present value. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is recorded as interest expense over the payment term and included in other expenses (income), net, in the accompanying consolidated statements of operations. Costs associated with the purchase of API were recorded to research and development expense, and costs associated with the trade name were charged to marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

Clinical trial costs

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties on an evaluation of the progress to completion of specific tasks using data such as hours spent in performance of services, patient enrollment, clinical site activation, and other information provided to us by our vendors.

Patent costs

Patent costs are expensed as incurred as their realization is uncertain. These costs are classified as marketing, general and administrative in the accompanying consolidated statements of operations.

Redeemable convertible preferred stock

We classify redeemable convertible preferred stock as temporary equity in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) due to redemption rights granted to the holders that are outside of our control. We recorded redeemable convertible stock initially at the original issuance price net of issuance costs and discounts, if any, according to relative fair value method. When the initial recorded amount is less than the redemption value, we accrete the recorded amount up to the redemption value over the redemption period using the effective interest method, plus dividends expected to be paid upon redemption, if any. We accrete the deemed liquidation upon the occurrence of any such event. On the effective date of our IPO, the redeemable convertible preferred stock automatically converted into common stock.

Warrants

Common stock warrants issued in connection with the issuance of redeemable convertible preferred stock (see Note 9) were classified as a component of stockholders’ equity because they are free standing financial instruments that are legally detachable and separately exercisable from the redeemable convertible preferred stock, are contingently exercisable, do not embody an obligation for us to repurchase its own shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the common stock warrants require physical settlement and do not provide any guarantee of value or return. Common stock warrants were initially recorded at their relative fair value and were not subsequently re-measured. Common stock warrants were valued using Black-Scholes option pricing model.

Stock-based compensation

We account for all stock-based compensation to employees and nonemployees based on their fair values on the date of grant. The fair value of stock-based awards to nonemployees is remeasured as the award vests. For employee stock-based awards with only service conditions, we recognize compensation on a straight line basis over the requisite service period, which is usually the vesting period of the award, net of any actual forfeitures.

We determine the fair value of stock options by using the Black-Scholes option pricing model. This model requires the input of several assumptions such as the expected option term, the expected risk-free interest rate over the expected option term, the expected volatility of our stock price over the expected option term, and the expected dividend yield over the expected option term. The computation of expected volatility is based on an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies, which were selected based upon industry similarities. The interest rate for periods within the expected term of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method. For options granted to non-employees, the expected life of the option used is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. Stock-based compensation expense for awards granted to non-employees is adjusted as the award vests to reflect the current fair value of such awards, and is recognized using an accelerated attribution model.

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

We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. We account for interest and penalties related to uncertain tax positions as part of our other expenses in the accompanying consolidated financial statements.

Contingent liabilities

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses.

Earnings per share attributable to common stockholders

We compute basic earnings per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. During periods in which we incurred a net loss, we allocate no net loss to participating securities because they do not have a contractual obligation to share in the net loss. We compute diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive.

Recently issued accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of the standard will be effective for the annual and interim financial statement periods ending after December 15, 2016, with early adoption permitted. We adopted this guidance effective January 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued new guidance which requires all deferred income taxes be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The guidance is effective in 2017 with early adoption is permitted. We adopted this guidance effective June 2016. We applied the guidance prospectively and therefore prior periods have not been retrospectively adjusted. At December 31, 2015, our net current deferred tax asset was $0.1 million. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued guidance simplifying aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During the three months ended June 30, 2016, we adopted this standard. As a result, we have elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.

3. Investments

Our investments consisted of the following as of December 31, 2016 and 2015:

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$35,218	$—	$—	$35,218
Corporate notes	22,347	—	(7)	22,340
Commercial paper	33,633	7	(9)	33,631

Total	$91,198	$7	$(16)	$91,189

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	118,542	53	(30)	118,565

Total	$141,842	$53	$(30)	$141,865

As of December 31, 2016, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the years ended December 31, 2016 or 2015.

The fair values of our investments by classification in our consolidated balance sheets as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
	($ in thousands)
Cash and cash equivalents	$35,218	$34,150
Marketable securities	55,971	107,715

Total	$91,189	$141,865

Cash and cash equivalents in the table above exclude cash of $1.8 million and $6.9 million as of December 31, 2016 and 2015, respectively. The contractual maturity dates of all of our investments are less than one year.

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

Level 1— Quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2— Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3— Inputs that are unobservable for the asset or liability.

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

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$35,218	$—	$—	$35,218

Total cash equivalents	$35,218	$—	$—	$35,218
Marketable securities:
Corporate notes	$—	$22,340	$—	$22,340
Commercial paper	—	33,631	—	33,631

Total marketable securities	—	55,971	—	55,971

Total	$35,218	$55,971	$—	$91,189

	Fair Value Measurements at December 31, 2015:
	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$23,300	$—	$—	$23,300
Corporate notes	—	10,850	—	10,850

Total cash equivalents	$23,300	$10,850	$—	$34,150
Marketable securities:
Corporate notes	$—	$107,715	$—	$107,715

Total marketable securities	—	107,715	—	107,715

Total	$23,300	$118,565	$—	$141,865

We did not have any Level 3 assets being measured at fair value on a recurring basis as of December 31, 2016 or 2015.

5. Earnings per Share Attributable to Common Stockholders

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the years ended December 31, 2016, 2015 and 2014. Since we have reported a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for those periods.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	($ in thousands)
Computer equipment and software	$406	$306
Office furniture and equipment	593	131
Laboratory equipment	—	1,439
Leasehold improvements	—	341

Property and equipment, at cost	999	2,217
Less accumulated depreciation	316	1,541

Property and equipment, net	$683	$676

Depreciation expense was $0.4 million, $0.2 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	($ in thousands)
Accrued marketing, general and administrative expenses	$547	$1,486
Accrued research and development expenses	2,107	1,376
Accrued payroll and employee benefits	2,597	1,795
Accrued restructuring costs	283	—

Total accrued expenses	$5,534	$4,657

8. License Agreement

In December 2012, we signed a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to our intellectual property related to the octreotide capsules. Under the terms of the agreement, Roche obtained worldwide rights to research, develop, make, import, export, sell, market or distribute the commercial product. We retained certain research and development activities under a joint development plan and all rights to the intellectual property contained in the agreement. The agreement provided for an upfront payment of $65.0 million, future consideration of up to $530.0 million in development and commercial milestones, and the right to receive tiered, double-digit royalties on net sales of octreotide capsules.

Our total service obligations of $85.0 million were recognized over the expected service period using the proportional performance method of revenue recognition. We recognized $73.1 million as revenue for services provided during 2013 using the proportional performance method based on costs included in research and development expenses. In April 2014, Chiasma and Roche entered into a joint development plan. Under the plan, we were to receive an aggregate amount of $2.7 million covering certain costs incurred by us to be payable in three installments. We received the first installment of $1.3 million during 2014.

In July 2014, Roche terminated the license agreement. Upon termination, Roche returned all rights and documentation granted under the agreement to us. We were relieved of further obligations under the agreement and recognized the remaining deferred revenue of $13.2 million as revenue. Following the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the first $1.7 million payment in March 2016 and the second $1.7 million payment in March 2017. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is being recorded as interest expense over the payment term. Other than these payments, we have no other financial and operational obligations to Roche.

9. Warrants

As of December 31, 2015, there were warrants outstanding for the purchase of 3,621,767 shares of common stock with exercise prices ranging from $0.09 to $9.13. The warrants were issued at various points between June 2011 and February 2015 with expiration dates ranging from June 2016 through February 2025. There were 54,752 warrants exercised during the year ended December 31, 2016. There were 3,567,015 common stock outstanding warrants as of December 31, 2016.

10. Redeemable Convertible Preferred Stock

During the years ended December 2012 and 2013, we issued an aggregate of 38,504,439 shares of Series D redeemable convertible preferred stock (the “Series D preferred”) and warrants to purchase up to an aggregate of 1,698,066 shares of Common Stock at an exercise price of $ 0.09 per share (the “Warrants”), for aggregate gross proceeds of $38.5 million, of which $34.8 million was allocated to the Series D preferred and $3.6 million was allocated to the Warrants, net of issuance cost in the amount of $0.1 million. Since the Series D preferred was issued in conjunction with freestanding detachable warrants, the proceeds from the issuance were allocated to each freestanding instrument based on their relative fair value.

We accreted the discount amount due to the Warrants allocation and issuance cost, using the interest method, until August 2014 which was the earliest redemption date of the instrument according to our certificate of incorporation then in effect.

In March 2013, we redeemed our Series B1 redeemable convertible preferred stock (“Series B1 preferred”), Series C preferred, and Series D preferred (“collectively, the “Original Preferred Stock”) using proceeds received from the license agreement with Roche (see Note 8), which redemption was effected in accordance with the deemed liquidation provisions of our certificate of incorporation then in effect. Pursuant to such deemed liquidation provisions, upon such an event the Series D preferred was entitled to a redemption amount equal to its original issuance price plus $38.5 million. Accordingly, we immediately recognized the change in the redemption value in the amount of $38.5 million against accumulated deficit. The consideration for the redemption consisted of a cash payment of $55.0 million and the issuance of 1,134,997 shares of Series B1’ redeemable convertible preferred stock (“Series B1’ preferred”), 40,430,250 shares of Series C’ redeemable convertible preferred stock (“Series C’ preferred”), and 38,504,439 shares of Series D’ redeemable convertible preferred stock (“Series D’ preferred”, and collectively with the Series B1’ preferred and Series C’ preferred, the “Prime Preferred Stock”). The Prime Preferred Stock bears similar terms, rights and preferences as the Original Preferred Stock, other than changes to reflect redemption payment of Series D preferred described above. In addition, the holders of the Original Preferred Stock received rights to receive future contingent payments under the Roche license agreement. Upon termination of the license agreement, these rights were also terminated.

The initial carrying value of the Prime Preferred Stock equaled the carrying value of the Original Preferred Stock on the redemption date. We accreted the carrying value of the Series D’ preferred to its redemption value until August 2014, which was the earliest redemption date of the Series D’ preferred according to our certificate of incorporation.

In December 2014, we issued 33,774,763 shares of Series E redeemable convertible preferred stock (“Series E preferred”) at $1.00 per share, resulting in gross proceeds of $33.8 million, with issuance costs of $0.2 million. In connection with the issuance of Series E preferred, we issued to the holders warrants to purchase 924,622 shares of our common stock with an exercise price of $9.13 per share and allocated $0.8 million of the net proceeds to the warrants based on their relative fair value on the issuance date which was accounted for as a discount on Series E preferred and recorded as additional paid-in capital.

In February 2015, we increased the number of authorized shares of Series E redeemable convertible preferred stock (“Series E preferred”) to a total of 80,774,458 shares and subsequently sold and issued an aggregate of 35,948,023 shares of Series E preferred at $1.00 per share for gross proceeds of $35.9 million, with of issuance costs of $0.3 million. In connection with the issuance of Series E preferred, we issued to the holders of Series E preferred warrants to purchase 984,116 shares of our common stock, with an exercise price of $9.13 per share and allocated $1.5 million of the net proceeds to the warrants based on their relative fair value on the issuance date which was accounted for as a discount on Series E preferred and recorded as additional paid in capital.

In connection with the closing of the IPO on July 21, 2015, all of the outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock.

11. Common Stock

On July 21, 2015, we issued 7,319,750 shares of our common stock, $0.01 par value per share, at a price to the public of $16.00 per share before underwriting discounts. We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

12. Stock Incentive Plan

In 2008, our Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the grant of incentive stock options, nonqualified stock options, and restricted stock to our employees, directors, and nonemployees up to 3,547,741 shares of common stock. Option awards expire 10 years from the grant date and generally vest over four years, but vesting conditions can vary at the discretion of our Board of Directors.

In July 2015 we approved a 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of Chiasma up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. In October 2016, the compensation committee of the Board of Directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2017. As of December 31, 2016, the total number of shares authorized for stock award plans is 7,114,037 of which 3,169,001 remain available for grant. There are 3,652,801 stock options outstanding as of December 31, 2016. The fair value of each stock option issued was estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2016	2015	2014
Expected volatility	75%	75%	80%
Expected term (years)	6.22	6.26	6.25
Risk-free interest rate	1.45%	1.71%	1.79%
Expected dividend yield	0%	0%	0%

A summary of option activity as of December 31, 2016 and the year then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	4,119,291	$7.48	8.40	$53,093,022
Exercised	(292,235)	$2.05
Granted	2,163,252	$6.58
Forfeited/Expired	(2,337,507)	$11.28

Outstanding, December 31, 2016	3,652,801	$4.95	8.27	$779,340

Exercisable, December 31, 2016	1,309,454	$4.26	6.89	$769,931

Vested and expected to vest, December 31, 2016	3,652,801	$4.95	8.27	$779,340

The weighted-average grant date per-share fair value of stock options granted during 2016, 2015 and 2014 was $4.38, $6.76, and $2.63, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.5 million, $1.8 million and $1,000, respectively.

At December 31, 2016, there was $8.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation expense for 2016, 2015 and 2014 consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Marketing, general and administrative	$1,717	$1,848	$332
Research and development	1,629	1,410	424

Total	$3,346	$3,258	$756

During 2014, our Board of Directors modified the exercise price of certain stock options granted to employees and executives. The incremental compensation expense, resulting from comparing the fair value of stock options immediately before and immediately after the modifications, for the year ended December 31, 2014 totaled $0.4 million. In 2014, $0.3 million of the incremental compensation expenses was classified as research and development expense and $0.1 million was classified as marketing, general and administrative expense.

During 2015, two directors exercised options to purchase an aggregate of 122,644 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock are presented as long-term liabilities within the accompanying consolidated balance sheet, since we have the right to repurchase the unvested portion of the restricted stock following termination of the services of their holder. The long term liability is released to additional paid-in capital per the original vesting schedule of the options. As of December 31, 2016, there were 66,432 restricted shares outstanding and the outstanding balance of the liability was $0.2 million. The weighted fair value of the options at original grant date was $2.62.

13. Income Taxes

Our loss before provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Domestic	$(61,390)	$(35,219)	$(1,493)
Foreign	626	(528)	(342)

Total	$(60,764)	$(35,747)	$(1,835)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Current provision for income taxes:
U.S.	$12	$—	$1
Foreign	351	191	147

Total current provision for income taxes	363	191	148
Deferred tax (benefit) provision - foreign	(16)	(30)	28

Total provision for income taxes	$347	$161	$176

A reconciliation setting forth the differences between our effective tax rates and the U.S. federal statutory tax rate is as follows:

	For the Years Ended December 31,
	2016	2015	2014
U.S. federal tax provision at statutory rate	34.00%	34.00%	34.00%
State and local tax, net of federal benefit	4.75%	5.64%	9.94%
Foreign rate differences	0.42%	0.08%	1.09%
Non-deductible foreign stock compensation	(0.63%)	(1.16%)	(10.88%)
Effect of other permanent differences	(0.29%)	(0.05%)	(4.30%)
Uncertain tax positions	(0.03%)	(0.53%)	(8.00%)
Change in valuation allowance	(39.99%)	(37.74%)	(34.06%)
Other adjustments	1.16%	(0.69%)	2.64%

Effective tax rate	(0.61%)	(0.45%)	(9.57%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	($ in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$44,778	$20,625
Tax credit carryforwards	1,024	1,024
Intangible and other related assets	347	268
Accrued expenses	1,826	1,922
Stock compensation	979	919
Other	251	131

Total deferred tax assets	49,205	24,889
Valuation allowance	(49,119)	(24,819)

Net deferred tax assets	$86	$70

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future U.S. taxable income will be sufficient to realize its deferred tax assets. Accordingly, a full valuation allowance has been provided against its U.S. net deferred tax assets. The valuation allowance increased $24.3 million and $13.5 million in 2016 and 2015, respectively. The increase is primarily the result of an increase in net operating loss (“NOL”) carryforwards.

At December 31, 2016, we had U.S. Federal NOL carryforwards totaling approximately $126.9 million that expire at various dates through 2036. At December 31, 2016, we had no Israeli NOL carryforwards, and approximately $1.0 million of U.S. Federal alternative minimum tax credit carryforwards that do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset our U.S. Federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. We have determined that we experienced an ownership change for purposes of Section 382 in August 2005 and May 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the U.S. Federal level. The annual limit is approximately $0.1 million for 2015, and each year thereafter.

Our Israeli subsidiary has been recognized as a research and development company by the Head of the Israeli Administration of Industrial Research and Development and is entitled to tax benefits by virtue of the “beneficiary enterprise” status granted to part of its business activities under the Israeli Law for the Encouragement of Capital Investments 1959. The tax benefits include reduced tax rates on the research and development portion of its income during the first ten years of the benefit period (commenced in 2008). The continued application of the tax benefits is subject to certain conditions as defined by Israeli law.

The subsidiary has undistributed earnings of approximately $0.5 million as of December 31, 2016, which is considered to be permanently reinvested in the operations of the subsidiary. At such time in the future, as we may elect to distribute such earnings to the parent company, it could result in federal and Israeli tax liability.

We file U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As we are in a loss carry-forward position, we are generally subject to U.S. Federal and state examinations for all years for which the Company generated losses that are included in the available losses carried forward to the current period. As of December 31, 2016, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2010 and forward
Israel	2012 and forward

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have recorded minimal interest or penalties related to uncertain tax positions. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2021. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Uncertain tax position at the beginning of year	$429	$241	$97
Additions for uncertain tax positions of prior year	—	—	—
Additions for uncertain tax positions of current year	40	188	148
Reductions for settlements with taxing authorities	—	—	—
Reductions for lapses of the applicable statutes of limitations	(9)	—	(4)

Uncertain tax position at the end of the year	$460	$429	$241

14. Commitments and Contingencies

As of March 31, 2016, we were contractually committed to purchasing approximately $16.9 million of commercial manufacturing supplies and services over the subsequent 15 months, of which approximately $7.4 million of supplies and services ordered were non-cancellable and delivered during the second quarter of

2016. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments in May 2016, which resulted in aggregate contractual financial penalties of approximately $4.5 million that were recorded in the accompanying consolidated statement of operations as restructuring charges (see Note 17). The suspension notices released us from any remaining undelivered supply and service commitments described above. We paid $11.7 million for API purchases and contractual financial penalties during 2016, which fulfilled our contractual commercial API purchase commitments.

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2016 and 2015. Rent expense was as follows for 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Rent Expense	$1,221	$347	$305

At December 31, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	For the Years Ended December 31,
	2017	2018	2019	2020	2021	Thereafter
	($ in thousands)
Operating Leases	$979	$1,063	$1,014	$1,032	$1,038	$1,298

In conjunction with the facility leases, we have provided bank guarantees in the amount of $1.1 million as security deposits at December 31, 2016, which have been classified between other current assets and other assets in the accompanying consolidated balance sheets.

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of the Company’s Board of Directors, as well as the investment banks that underwrote our Initial Public Offering (“IPO”). The lead plaintiff seeks to represent a class of all purchasers of Chiasma stock made pursuant to the Company’s IPO on July 15, 2015. Plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

15. Related Party Transactions

In August 2014, we signed a consulting agreement, which was amended in January 2016 and December 2016, with one of our investors and a representative of this investor to serve as our head of clinical. Costs incurred for services rendered by the head of clinical were $0.5 million, $0.4 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Related to this consulting agreement, there were $0.2 million and $0.1 million of accrued liabilities as of December 31, 2016 and 2015, respectively, recorded in our consolidated balance sheets. In October 2014, we granted the head of clinical options to purchase 122,605 shares of our common stock at an exercise price of $2.74 per share. In April 2015, we granted the head of clinical additional options to purchase 346,332 shares of our common stock at an exercise price of $5.57 per share.

In December 2014, we entered into a consulting agreement with a representative of another investor to provide financial and strategic consulting services to us. During the years ended December 31, 2016, 2015 and 2014 we recorded $0.2 million, $0.9 million and $0.1 million, respectively, of expense related to this agreement, and which were classified as general and administrative expenses in the accompanying consolidated statements of operations. This agreement was terminated in March 2016.

16. Employee Benefit Plans

Pursuant to the Israeli Severance Pay Law 1963, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of Chiasma (Israel) Ltd. are included under Section 14 of the Severance Pay Law, under which these employees are entitled to monthly deposits, which relieve us from future obligations under this law. As a result, no assets or liabilities are recorded in the accompanying consolidated balance sheets. In addition, we make mandated monthly contributions to an Israeli government retirement benefit plan for our Israeli employees. Beginning in 2016, we provide a 401(k) sharing plan covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. All matching contributions and participant contributions vest immediately. During the years ended December 31, 2016, 2015, and 2014, we recorded expenses of $0.5 million, $0.1 million, and $0.2 million, respectively related to these employee benefit plans.

17. Restructuring Charges

In June 2016, we announced a corporate restructuring plan, including an immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan, including an immediate reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. As a result of the August reduction in force, we no longer required the research lab and additional office space of the Israel facility and we were able to early terminate the Israel lease in November 2016. Accordingly, we recorded restructuring charges totaling $8.2 million during the year ended December 31, 2016 which consisted of employee severance benefits and related costs of $2.2 million, manufacturing commitment-related suspension fees of $4.5 million, non-cash restructuring charges of $0.8 million resulting from the impairment of leasehold improvements of $1.7 million offset by the forgiveness of tenant allowances received under the lease of $0.9 million and non-cash restructuring charges related to the impairment of previously capitalized commercial software and laboratory equipment of $0.7 million.

The components of our restructuring charges are as follows:

2016
($ in thousands)
Severance benefits and related costs	$2,211
Non-cash restructuring charges	1,474
Manufacturing suspension fees	4,494

Total	$8,179

Activity related to accrued restructuring costs as of December 31, 2016, is as follows:

2016
($ in thousands)
Balance at beginning of year	$—
Plus:
Current year restructuring costs	8,179
Less:
Payment of employee severance costs	1,928
Payment of manufacturing suspension fees	4,494
Non-cash restructuring charges	1,474

Balance at end of year	$283

18. Other Expenses (Income), net

Other expenses (income), net are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Loss on foreign currency transactions, net	$(9)	$—	$(39)
Interest income	(802)	(128)	(3)
Interest expense	264	349	27
Other expenses	—	79	20

Total	$(547)	$300	$5

19. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	($ in thousands, except for per share data)
Loss from operations	$(17,220)	$(26,708)	$(9,439)	$(7,944)
Net loss	(17,180)	(26,663)	(9,373)	(7,895)
Net loss attributable to common stockholders	(17,180)	(26,663)	(9,373)	(7,895)
Earnings per share attributed to common stockholders -
Basic	$(0.71)	$(1.10)	$(0.38)	$(0.32)
Diluted	$(0.71)	$(1.10)	$(0.38)	$(0.32)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	($ in thousands, except for per share data)
Loss from operations	$(4,150)	$(7,595)	$(9,182)	$(14,520)
Net loss	(4,244)	(7,773)	(9,359)	(14,532)
Net loss attributable to common stockholders	(4,342)	(7,962)	(9,390)	(14,532)
Earnings per share attributed to common stockholders -
Basic	$(59.73)	$(50.36)	$(0.46)	$(0.61)
Diluted	$(59.73)	$(50.36)	$(0.46)	$(0.61)