Form 10-Q
period 2017-03-31
CHIASMA, INC
filed 2017-05-05
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(617) 928-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, there were 24,359,584 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the U.S. regulatory review process of our New Drug Application, or NDA, for octreotide capsules in acromegaly, and our efforts to explore pathways to potentially enable regulatory approval of octreotide capsules in acromegaly in the United States following our receipt of a Complete Response Letter, or CRL, to our NDA from the U.S. Food and Drug Administration, or the FDA on April 15, 2016, our End of Review Meeting with the FDA and our receipt of the minutes from such meeting;

•	our ability to identify a viable development path forward for octreotide capsules in acromegaly in the United States;

•	our ability to preserve patients, sites and other resources necessary to enable us to potentially conduct an additional Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and Europe;

•	any regulatory approvals that may be issued or denied by the FDA, European Medicines Agency or other regulatory agencies for octreotide capsules in acromegaly or other indications;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the number, designs, results and timing of our clinical trials of octreotide capsules and the timing of the availability of data from these trials;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•	our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make octreotide capsules, other product candidates we may develop and successfully commercialize or our TPE technology obsolete;

•	our ability to manufacture sufficient amounts of octreotide capsules for clinical trials and commercialization activities;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally, including the restructuring plans announced in June and August 2016; and

•	our estimates and expectations regarding our capital requirements, cash and expense levels and liquidity sources.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	Unaudited
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$18,989	$37,013
Marketable securities	66,029	55,971
Prepaid expenses and other current assets	1,769	2,110

Total current assets	86,787	95,094
Property and equipment, net	646	683
Other assets	992	979

Total assets	$88,425	$96,756

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,506	$1,166
Accrued expenses	4,737	5,534
Other current liabilities	1,654	1,700

Total current liabilities	7,897	8,400
Long-term liabilities	1,101	2,631

Total liabilities	8,998	11,031

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at March 31, 2017 and December 31, 2016; issued and outstanding 24,359,584 shares at March 31, 2017 and December 31, 2016	244	244
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	264,761	264,017
Accumulated other comprehensive income (loss)	(31)	(9)
Accumulated deficit	(185,547)	(178,527)

Total stockholders’ equity	79,427	85,725

Total liabilities and stockholders’ equity	$88,425	$96,756

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$2,460	$9,994
Research and development	4,655	7,226

Total operating expenses	7,115	17,220

Loss from operations	(7,115)	(17,220)
Other income, net	(160)	(129)

Loss before provision for income taxes	(6,955)	(17,091)
Provision for income taxes	65	89

Net loss	(7,020)	$(17,180)

Earnings per share attributable to common stockholders
Basic	$(0.29)	$(0.71)

Diluted	$(0.29)	$(0.71)

Weighted-average shares outstanding:
Basic	24,359,584	24,237,629

Diluted	24,359,584	24,237,629

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(7,020)	$(17,180)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	(22)	115

Total other comprehensive income (loss)	(22)	115

Comprehensive loss	$(7,042)	$(17,065)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating Activities:
Net loss	$(7,020)	$(17,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	40	59
Stock-based compensation	719	1,760
Amortization of premium (discount) on marketable securities, net	(73)	44
Provision for deferred income taxes	5	65
Non-cash interest expense	36	64
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	341	(1,475)
Accounts payable and accrued expenses	(457)	3,949
Other assets	(7)	(38)
Other current and long-term liabilities	102	—

Net cash used in operating activities	(6,314)	(12,752)
Investing Activities:
Purchase of marketable securities	(40,779)	(52,013)
Maturities of marketable securities	30,772	64,605
Purchases of property and equipment	(3)	(650)

Net cash provided by (used in) investing activities	(10,010)	11,942
Financing Activities:
Payment under license termination agreement	(1,700)	(1,700)
Exercise of stock options	—	578

Net cash used in financing activities	(1,700)	(1,122)

Net decrease in cash and cash equivalents	(18,024)	(1,932)
Cash and cash equivalents, beginning of period	37,013	41,039

Cash and cash equivalents, end of period	$18,989	$39,107

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us”, “our” or “Chiasma”. We are focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial — MPOWERED — of oral octreotide capsules (conditionally trade-named “MYCAPSSA”) for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”). Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

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

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledge the FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate various potential pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to potentially secure approval in the United States for octreotide capsules. The FDA also stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval of our NDA. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We believe additional discussions with the FDA will enable our executive team and Board to chart the most prudent path forward for Chiasma and our shareholders. As such, we remain in dialogue with the FDA to determine a viable development and regulatory path forward for octreotide capsules.

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

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. As a result of the CRL and our subsequent interactions with the FDA, our ability to generate product revenues has been delayed indefinitely. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail our planned development of octreotide capsules. Any of these actions could materially harm our business, results of operations and future prospects. Failure to obtain regulatory marketing approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.

Marketable Securities

Our investments primarily consist of commercial paper, corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our condensed consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other income, net, on our condensed consolidated statements of operations.

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and long-term restricted deposits. We routinely maintain deposits in financial institutions in excess of government insured limits. Management believes that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and we have not experienced any significant losses in these deposits. We regularly invest excess operating cash in deposits with major financial institutions and money market funds and in notes issued by the U.S. government, as well as in fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective in 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our condensed consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

2. Investments

Our investments consisted of the following as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$16,683	$—	$—	$16,683
Corporate notes	23,300	1	(6)	23,295
Commercial paper	42,760	3	(29)	42,734

Total	$82,743	$4	$(35)	$82,712

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$35,218	$—	$—	$35,218
Corporate notes	22,347	—	(7)	22,340
Commercial paper	33,633	7	(9)	33,631

Total	$91,198	$7	$(16)	$91,189

As of March 31, 2017, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three months ended March 31, 2017 or 2016.

The fair values of our investments by classification in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	($ in thousands)
Cash and cash equivalents	$16,683	$35,218
Marketable securities	66,029	55,971

Total	$82,712	$91,189

Cash and cash equivalents in the table above exclude cash of $2.3 million and $1.8 million as of March 31, 2017 and December 31, 2016, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$16,683	$—	$—	$16,683

Total cash equivalents	$16,683	$—	$—	$16,683
Marketable securities:
Corporate notes	$—	$23,295	$—	$23,295
Commercial paper	—	42,734	—	42,734

Total marketable securities	—	66,029	—	66,029

Total	$16,683	$66,029	$—	$82,712

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$35,218	$—	$—	$35,218

Total cash equivalents	$35,218	$—	$—	$35,218
Marketable securities:
Corporate notes	$—	$22,340	$—	$22,340
Commercial paper	—	33,631	—	33,631

Total marketable securities	—	55,971	—	55,971

Total	$35,218	$55,971	$—	$91,189

We did not have any Level 3 assets being measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

4. Earnings per Share Attributable to Common Stockholders

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three months ended March 31, 2017 and 2016.

5. Accrued Expenses

As of March 31, 2017 and December 31, 2016, accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	($ in thousands)
Accrued general and administrative expenses	$658	$547
Accrued research and development expenses	2,554	2,107
Accrued payroll and employee benefits	1,381	2,597
Accrued restructuring costs	144	283

Total accrued expenses	$4,737	$5,534

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

7. Warrants

As of December 31, 2016, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. The warrants were issued at various points between October 2012 and February 2015 with expiration dates ranging from October 2022 through February 2025. There were no warrants exercised during the three months ended March 31, 2017. There were 3,567,015 outstanding warrants as of March 31, 2017.

8. Stock Incentive Plans

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

In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. In October 2016, the compensation committee of the board of directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2017. As of March 31, 2017, the total number of shares authorized for stock award plans is 7,114,037 of which 3,250,470 remain available for grant. There are 3,571,332 stock options outstanding as of March 31, 2017.

Stock-based compensation for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
General and administrative	$355	$1,341
Research and development	364	419

Total	$719	$1,760

There were no exercises of stock options in the three months ended March 31, 2017. We issued approximately 281,000 shares of common stock following the exercise of underlying stock options in the three months ended March 31, 2016.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

Three Months Ended March 31,
2016
Expected volatility	75%
Expected term (years)	6.25
Risk-free interest rate	1.44%
Expected dividend yield	0%

We did not issue option grants in the three months ended March 31, 2017. We issued approximately 1,044,000 option grants in the three months ended March 31, 2016. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2016 was $7.08.

9. Commitments and Contingencies

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at March 31, 2017 and December 31, 2016. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $0.5 million as security deposits at March 31, 2017, which were classified as other assets in the accompanying condensed consolidated balance sheets. At March 31, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $6.2 million through 2023.

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of the Company’s board of directors, as well as the investment banks that underwrote our initial public offering (“IPO”) on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in the Company’s IPO. Plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

10. Restructuring Charges

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

Activity related to accrued restructuring costs is as follows:

	March 31, 2017	December 31, 2016
	($ in thousands)
Balance at beginning of year	$283	$—
Plus:
Current year restructuring costs	—	8,179
Less:
Payment of employee severance costs	139	1,928
Payment of manufacturing suspension fees	—	4,494
Non-cash restructuring charges	—	1,474

Balance at end of period	$144	$283

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our prior filings with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial — MPOWERED — of oral octreotide capsules, conditionally trade-named “MYCAPSSA” and referred to herein as octreotide capsules, for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. We believe octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration to patients with acromegaly. Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

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

In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledge the FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and we continue to evaluate various potential pathways forward, including the possibility of conducting a trial consistent with the FDA’s recommendations, to potentially secure approval in the United States for octreotide capsules. The FDA also stated that it considers pathways alternative to its recommendations to be less ideal and ultimately more risky to our efforts to secure approval of our NDA. The FDA strongly recommended that we work with the FDA to reach a common understanding of expectations prior to initiating and executing any alternative plans. We believe additional discussions with the FDA will enable our executive team and Board to chart the most prudent path forward for Chiasma and our shareholders. As such, we remain in dialogue with the FDA to determine a viable development and regulatory path forward for octreotide capsules.

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

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our historical revenue has been related to one license agreement, which has been terminated. Since our inception and through December 31, 2016, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of March 31, 2017, our consolidated cash, cash equivalents and marketable securities were $85.0 million, of which $0.9 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $7.0 million for the three months ended March 31, 2017 and $61.1 million for the year ended December 31, 2016. As of March 31, 2017, we had an accumulated deficit of $185.5 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe.

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

General and Administrative

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

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules. Following the June 2016 restructuring plan and the termination of primarily all of our commercial personnel, these expenses were significantly reduced throughout 2016. We expect our marketing expenses in 2017 to be immaterial.

Restructuring Charges

Restructuring charges consist of employee severance benefits and related costs, contract termination fees, asset write-offs resulting from restructuring plans, suspension fees associated with commercial manufacturing agreements, and other expenses associated with restructuring our operations.

Other Income, Net

Other income, net consists mainly of interest incurred on our long-term obligations, net of interest income earned on our investments.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our critical accounting policies during the three months ended March 31, 2017. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the three months ended March 31, 2017 and 2016

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	$ Change	Percent change
	($ in thousands)
Research and development	$4,655	$7,226	$(2,571)	(36%)

For the three months ended March 31, 2017, our total research and development expenses decreased by $2.6 million to $4.7 million primarily due to pre-commercial manufacturing validation activities in 2016 that did not reoccur in the quarter ended March 31, 2017, as well as reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. These decreases were partially offset by increased clinical trial costs of $0.6 million.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	$ Change	change
	($ in thousands)
General and administrative	$2,460	$9,994	$(7,534)	(75%)

For the three months ended March 31, 2017, our general and administrative expenses decreased by $7.5 million to $2.5 million. This decrease was primarily due to the reduction in pre-commercial activity expenditures following the CRL, as well as the June and August 2016 reductions in force of substantially all of our commercial personnel and certain administrative functions.

Other Income, net

Other income totaled $0.2 million for three months ended March 31, 2017, compared to other income of $0.1 million for the same period in 2016. The improvement was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest expense associated with the long-term obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision for Income Taxes

Our total tax provision was $0.1 million for the three months ended March 31, 2017, representing an effective tax rate of (0.9%), as compared to a tax provision of $0.1 million for the three months ended March 31, 2016, representing an effective tax rate of (0.5%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through March 31, 2017, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.4 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of March 31, 2017, our cash and cash equivalents were $19.0 million, of which $0.9 million was held by our Israeli subsidiary. In addition, as of March 31, 2017, we have $66.0 million invested in short-term marketable securities.

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

In June 2016, following the CRL and our End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016 we announced a second corporate restructuring plan that included the reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations beyond 2018. Because of the uncertainty created by the CRL, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of the development and regulatory review of octreotide capsules;

•	the progress and results of our ongoing clinical trial of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies or explore or consummate other strategic transactions.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(6,314)	$(12,752)
Investing activities	(10,010)	11,942
Financing activities	(1,700)	(1,122)

Operating Activities

Net cash used in operating activities was $6.3 million for the three months ended March 31, 2017, and primarily consisted of $7.0 million in net loss, adjusted for non-cash items of $0.7 million (primarily stock-based compensation). Net cash used in operating activities was $12.8 million for the three months ended March 31, 2016, and primarily consisted of $17.2 million in net loss, adjusted for non-cash items of $2.0 million (primarily stock-based compensation) and working capital increases of $2.4 million (primarily driven by the increase in accounts payable and accrued expenses). The primary driver for the decrease in our operating spending was the restructurings following the receipt of the CRL in April 2016 which ended our pre-commercial marketing expenditures that we incurred in the three months ended March 31, 2016 and significantly reduced our compensation-related expenses associated with the expansion of our U.S. office all in anticipation of FDA’s approval of octreotide capsules in April 2016, which did not occur.

Investing Activities

Net cash used in investing activities was $10.0 million for the three months ended March 31, 2017, primarily related to the purchase of marketable securities, compared to $11.9 million in cash provided by investing activities for the three months ended March 31, 2016, primarily related to the maturity of marketable securities which was partially offset by fixed asset purchases of $0.7 million.

Financing Activities

Net cash used in financing activities was $1.7 million during the three months ended March 31, 2017, related to the second $1.7 million installment payment related to the termination of the Roche license agreement. For the three months ended March 31, 2016, net cash used in financing activities was $1.1 million, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by proceeds from stock option exercises.

Contractual Obligations

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at March 31, 2017 or December 31, 2016. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $0.5 million as security deposits at March 31, 2017, which were classified as other assets in the accompanying condensed consolidated balance sheets. At March 31, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $6.2 million through 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had $19.0 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of March 31, 2017, we had $66.0 million of marketable securities consisting of short-term corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.3 million. As of March 31, 2017, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 1%, 19% and 9%, respectively. As of March 31, 2017, we held $0.9 million in Israeli banks and petty cash funds to support our Israeli operations, approximately half of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of the Company’s board of directors, as well as the investment banks that underwrote our initial public offering (“IPO”) on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in to the Company’s IPO. Plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2017, we did not repurchase any shares of our common stock.

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

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including additional development after we determine whether we can produce additional data sufficient to satisfy the FDA of the efficacy and safety of octreotide capsules in adult patients with acromegaly, manufacturing of octreotide capsules for market consumption, if approved, and clinical trial uses, clinical trial costs (including the international Phase 3 clinical trial that we initiated in March 2016 to support European regulatory approval of octreotide capsules and a possible additional clinical trial or trials to support United States regulatory approval of octreotide capsules), legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

May 5, 2017	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*†	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.