Form 10-Q
period 2017-09-30
CHIASMA, INC
filed 2017-11-09
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 24,379,216 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	Unaudited
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$12,133	$37,013
Marketable securities	61,038	55,971
Prepaid expenses and other current assets	2,171	2,110

Total current assets	75,342	95,094
Property and equipment, net	584	683
Other assets	927	979

Total assets	$76,853	$96,756

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,982	$1,166
Accrued expenses	4,105	5,534
Other current liabilities	1,717	1,700

Total current liabilities	7,804	8,400
Long-term liabilities	1,083	2,631

Total liabilities	8,887	11,031

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at September 30, 2017 and December 31, 2016; issued and outstanding 24,376,827 shares at September 30, 2017 and 24,359,584 shares at December 31, 2016	244	244
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	266,980	264,017
Accumulated other comprehensive loss	(8)	(9)
Accumulated deficit	(199,250)	(178,527)

Total stockholders’ equity	67,966	85,725

Total liabilities and stockholders’ equity	$76,853	$96,756

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$2,252	$3,881	$7,353	$19,267
Research and development	4,691	4,521	13,625	26,526
Restructuring charges	—	1,037	—	7,574

Total operating expenses	6,943	9,439	20,978	53,367

Loss from operations	(6,943)	(9,439)	(20,978)	(53,367)
Other income, net	(192)	(139)	(556)	(389)

Loss before provision for income taxes	(6,751)	(9,300)	(20,422)	(52,978)
Provision for income taxes	98	73	301	238

Net loss	(6,849)	(9,373)	(20,723)	(53,216)

Earnings per share of common stock:
Basic	$(0.28)	$(0.38)	$(0.85)	$(2.19)

Diluted	$(0.28)	$(0.38)	$(0.85)	$(2.19)

Weighted-average shares outstanding:
Basic	24,365,207	24,357,730	24,361,479	24,305,916

Diluted	24,365,207	24,357,730	24,361,479	24,305,916

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(6,849)	$(9,373)	$(20,723)	$(53,216)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	16	147	1	(31)

Total other comprehensive income (loss)	16	147	1	(31)

Comprehensive loss	$(6,833)	$(9,226)	$(20,722)	$(53,247)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating Activities:
Net loss	$(20,723)	$(53,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	119	373
Stock-based compensation	2,886	2,813
Amortization of premium (discount) on marketable securities, net	(149)	(75)
Provision for deferred income taxes	63	252
Non-cash interest expense	99	185
Non-cash restructuring charges	—	670
Loss on sale of property and equipment	—	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62)	(86)
Accounts payable and accrued expenses	(613)	1,927
Other assets	(10)	(87)
Other current and long-term liabilities	146	1,610

Net cash used in operating activities	(18,244)	(45,581)
Investing Activities:
Purchase of marketable securities	(71,099)	(102,882)
Maturities of marketable securities	66,182	139,756
Purchases of property and equipment	(20)	(2,889)
Proceeds from sale of property and equipment	—	127

Net cash provided by (used in) investing activities	(4,937)	34,112
Financing Activities:
Payment under license termination agreement	(1,700)	(1,700)
Exercise of warrants	—	5
Exercise of stock options	1	600

Net cash used in financing activities	(1,699)	(1,095)

Net decrease in cash and cash equivalents	(24,880)	(12,564)
Cash and cash equivalents, beginning of period	37,013	41,039

Cash and cash equivalents, end of period	$12,133	$28,475

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us”, “our” or “Chiasma”. We are focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial – MPOWERED – of oral octreotide capsules (conditionally trade-named “MYCAPSSA”) for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application (“MAA”) to the European Medicines Agency (the “EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll up to 150 adult acromegaly patients. We also reached agreement with the United States Food and Drug Administration (the “FDA” or the “Agency”) on the design of a new Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly. The trial is designed to address the concerns previously raised in the FDA’s Complete Response Letter (“CRL”) and was reached through a Special Protocol Assessment (“SPA”) with the FDA in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients. We initiated the CHIASMA OPTIMAL trial in September 2017. Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our product candidate, octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We expect to continue with our ongoing international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe and to continue enrollment in the international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the United States. In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued. We expect to continue to incur significant operating losses for the foreseeable future.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. As a result of the CRL and our subsequent interactions with the FDA which resulted in a SPA with respect to our Phase 3 CHIASMA OPTIMAL trial design, our ability to generate product revenues has been delayed indefinitely. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail our planned development of octreotide capsules. Any of these actions could materially harm our business, results of operations and future prospects. Failure to obtain regulatory marketing approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

2. Investments

Our investments consisted of the following as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$11,497	$—	$—	$11,497
Corporate notes	34,364	1	(6)	34,359
Commercial paper	26,682	1	(4)	26,679

Total	$72,543	$2	$(10)	$72,535

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$35,218	$—	$—	$35,218
Corporate notes	22,347	—	(7)	22,340
Commercial paper	33,633	7	(9)	33,631

Total	$91,198	$7	$(16)	$91,189

As of September 30, 2017, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and nine months ended September 30, 2017 or 2016.

The fair values of our investments by classification in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	($ in thousands)
Cash and cash equivalents	$11,497	$35,218
Marketable securities	61,038	55,971

Total	$72,535	$91,189

Cash and cash equivalents in the table above exclude cash of $0.6 million and $1.8 million as of September 30, 2017 and December 31, 2016, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$11,497	$—	$—	$11,497

Total cash equivalents	$11,497	$—	$—	$11,497
Marketable securities:
Corporate notes	$—	$34,359	$—	$34,359
Commercial paper	—	26,679	—	26,679

Total marketable securities	—	61,038	—	61,038

Total	$11,497	$61,038	$—	$72,535

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$35,218	$—	$—	$35,218

Total cash equivalents	$35,218	$—	$—	$35,218
Marketable securities:
Corporate notes	$—	$22,340	$—	$22,340
Commercial paper	—	33,631	—	33,631

Total marketable securities	—	55,971	—	55,971

Total	$35,218	$55,971	$—	$91,189

We did not have any Level 3 assets being measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

4. Earnings per Share of Common Stock

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and nine months ended September 30, 2017 and 2016.

5. Accrued Expenses

As of September 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Accrued general and administrative expenses	$803	$547
Accrued research and development expenses	2,232	2,107
Accrued payroll and employee benefits	1,070	2,597
Accrued restructuring costs	—	283

Total accrued expenses	$4,105	$5,534

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

7. Warrants

As of December 31, 2016, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. The warrants were issued at various points between October 2012 and February 2015 with expiration dates ranging from October 2022 through February 2025. There were no warrants exercised during the nine months ended September 30, 2017. There were 3,567,015 outstanding warrants as of September 30, 2017.

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

In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering (“IPO”). The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. In October 2016, the compensation committee of the board of directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2017. As of September 30, 2017, the total number of shares authorized for stock award plans is 7,114,037 of which 3,172,219 remain available for grant. There are 3,632,340 stock options outstanding as of September 30, 2017.

Stock-based compensation for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
General and administrative	$337	$384	$1,202	$1,619
Research and development	334	373	1,684	1,194

Total	$671	$757	$2,886	$2,813

Primarily as result of the workforce reduction discussed in Note 10, approximately 1,718,000 options were forfeited during the nine months ended September 30, 2016.

We issued approximately 17,000 and 292,000 shares of common stock following the exercise of underlying stock options in the nine months ended September 30, 2017 and 2016, respectively.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	74%	75%
Expected term (years)	5.69	6.20
Risk-free interest rate	1.81%	1.42%
Expected dividend yield	0%	0%

We issued approximately 117,000 option grants in the nine months ended September 30, 2017. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2017 was $0.95. We issued approximately 1,164,000 option grants in the nine months ended September 30, 2016. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2016 was $6.69.

9. Commitments and Contingencies

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at September 30, 2017 and December 31, 2016. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $0.5 million as security deposits at September 30, 2017, which were classified as other assets in the accompanying condensed consolidated balance sheets. At September 30, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $5.7 million through 2023.

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

The components of our restructuring charges during the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	($ in thousands)
Severance benefits and related costs	$746	$2,211
Non-cash restructuring charges	291	670
Manufacturing suspension fees	—	4,693

Total	$1,037	$7,574

Activity related to accrued restructuring costs is as follows:

For the Nine Months Ended September 30, 2017
($ in thousands)
Balance at beginning of year	$283
Plus:
Current year restructuring costs	—
Less:
Payment of employee severance costs	283
Payment of manufacturing suspension fees	—
Non-cash restructuring charges	—

Balance at end of period	$—

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently conducting an international Phase 3 clinical trial – MPOWERED – of oral octreotide capsules, conditionally trade-named “MYCAPSSA” and referred to herein as octreotide capsules, for the maintenance treatment of adult patients with acromegaly to support a potential submission of a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll up to 150 adult acromegaly patients. We also reached agreement with the United States Food and Drug Administration, or the FDA or the Agency on the design of a new Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly. The trial is designed to address the concerns previously raised in the FDA’s Complete Response Letter, or CRL, and was reached through Special Protocol Assessment, or SPA, with the FDA in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients. We initiated the CHIASMA OPTIMAL trial in September 2017. We believe octreotide capsules, if approved by regulatory authorities, may be the first somatostatin analog available for oral administration to patients with acromegaly. Octreotide capsules, our sole TPE-based product candidate in clinical development, has been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

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

On August 4, 2017, we reached agreement with the FDA under a SPA of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients to potentially enable us to resubmit the NDA in order to secure regulatory approval of octreotide capsules in acromegaly. The trial, referred to as CHIASMA “OPTIMAL” (Octreotide capsules vs. Placebo Treatment In MultinationAL centers), is a randomized, double-blind, placebo-controlled, nine-month clinical trial in 50 adult acromegaly patients (at least 20% of whom must be recruited from the United States) whose disease is biochemically controlled, based upon levels of insulin-like growth factor, IGF-1, a byproduct of increased growth hormone, or GH, levels caused by acromegaly, on injectable somatostatin analogs at baseline (average IGF-1 ≤1.0 x upper limit of normal (ULN)). The patients must also have confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of >1.3 x ULN. The trial will be randomized on a 1:1 basis to octreotide capsules or placebo. Patients will be dose titrated from 40mg per day to up to a maximum of 80mg per day, equaling two capsules in the morning and two capsules in the evening. Patients meeting predefined biochemical failure criteria during the course of the trial will revert to their original treatment of injections and will be monitored for the remainder of the trial. The primary endpoint of the study is the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind, placebo controlled period as measured using the average of the last two IGF-1 levels ≤1.0 x ULN. Secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect include:

•	Proportion of patients who maintain GH response at week 36 compared to screening.

•	Time to loss of response: IGF-1 > 1×ULN

•	Time to loss of response: IGF-1 > 1.3×ULN

•	Change from screening to end of treatment in mean growth hormone (GH).

•	Change in IGF-1 (ULN), from baseline to end of treatment.

An open-label extension phase is planned following the nine-month study, which could enable patients who completed the randomized phase to continue receiving octreotide capsules and for the company to collect long-term safety information. The results of the extension phase are not required as the basis for an efficacy claim.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our historical revenue has been related to one license agreement, which has been terminated. Since our inception and through September 30, 2017, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of September 30, 2017, our consolidated cash, cash equivalents and marketable securities were $73.2 million, of which $0.3 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $20.7 million for the nine months ended September 30, 2017 and $61.1 million for the year ended December 31, 2016. As of September 30, 2017, we had an accumulated deficit of $199.3 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe and plan to continue our Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. We expect the release of top-line CHIASMA OPTIMAL data by the end of 2019 and we expect the release of top-line MPOWERED data in 2020. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas. We continue to invest in the clinical development of octreotide capsules. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. We also plan to continue our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. The successful development of octreotide capsules is highly uncertain.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2017. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, include those related to the accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, useful lives of long-lived assets, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three and Nine Months ended September 30, 2017 and 2016

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	($ in thousands)
Research and development	$4,691	$4,521	$170	4%	$13,625	$26,526	$(12,901)	(49%)

For the three months ended September 30, 2017, our total research and development expenses increased by $0.2 million to $4.7 million, primarily due to costs related to the initiation of the CHIASMA OPTIMAL clinical trial and was partially offset by reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. For the nine months ended September 30, 2017, our total research and development expenses decreased by $12.9 million to $13.6 million. The decreases were primarily due to approximately $7.4 million of API purchases during the nine months ended September 30, 2016 and pre-commercial manufacturing validation activities in 2016, that did not reoccur in 2017, as well as reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. These decreases were partially offset by an increase in clinical trial costs of $1.2 million.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	($ in thousands)
General and administrative	$2,252	$3,881	$(1,629)	(42%)	$7,353	$19,267	$(11,914)	(62%)

For the three months ended September 30, 2017, our general and administrative expenses decreased by $1.6 million to $2.3 million. For the nine months ended September 30, 2017, our general and administrative expenses decreased by $11.9 million to $7.4 million. These decreases were primarily due to the reduction in pre-commercial activity expenditures following the CRL, as well as the June and August 2016 reductions in force of substantially all of our commercial personnel and certain administrative functions.

Restructuring Charges

In June 2016, we announced a corporate restructuring plan, including an immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan, including an immediate reduction of approximately 44% of our remaining workforce. As a result, we recorded restructuring charges totaling $1.0 million during the three months ended September 30, 2016, including one-time employee severance benefits and related costs of $0.7 million and one-time non-cash restructuring charges related to previously capitalized laboratory equipment of $0.3 million. The $7.6 million of restructuring charges recorded for the nine months ended September 30, 2016 consisted of one-time employee severance benefits and related costs of $2.2 million, one-time non-cash restructuring charges related to previously capitalized commercial software and laboratory equipment of $0.7 million and one-time manufacturing suspension fees of $4.7 million. There were no restructuring charges in the nine months ended September 30, 2017.

Other Income, net

Other income totaled $0.6 million for the nine months ended September 30, 2017, compared to other income of $0.4 million for the same period in 2016. The improvement was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest expense associated with the obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision for Income Taxes

Our total tax provision was $0.3 million for the nine months ended September 30, 2017, representing an effective tax rate of (1.5%), as compared to a tax provision of $0.2 million for the nine months ended September 30, 2016, representing an effective tax rate of (0.5%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through September 30, 2017, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million from selling shares of common stock in our IPO, $161.4 million from the issuance of private securities, and $12.0 million from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of September 30, 2017, our cash and cash equivalents were $12.1 million, of which $0.3 million was held by our Israeli subsidiary. In addition, as of September 30, 2017, we have $61.0 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including clinical trial costs (including our international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support anticipated European regulatory approval of octreotide capsules and our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support anticipated United States regulatory approval of octreotide capsules following the receipt of SPA on August 4, 2017 from the FDA), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

In June 2016, following the CRL and our End of Review meeting, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan that included the reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from the Phase 3 CHIASMA OPTIMAL trial by the end of 2019 while supporting the MPOWERED trial in parallel. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(18,244)	$(45,581)
Investing activities	(4,937)	34,112
Financing activities	(1,699)	(1,095)

Operating Activities

Net cash used in operating activities was $18.2 million for the nine months ended September 30, 2017, and primarily consisted of $20.7 million in net loss, adjusted for non-cash items of $3.0 million (primarily stock-based compensation) and working capital decreases of $0.5 million (primarily due to the decrease in accounts payable and accrued expenses). Net cash used in operating activities was $45.6 million for the nine months ended September 30, 2016, and primarily consisted of $53.2 million in net loss, adjusted for non-cash items of $4.3 million (primarily stock-based compensation of $2.8 million and non-cash restructuring charges of $0.7 million) and working capital increases of $3.4 million (primarily due to the increase in accounts payable and accrued expenses and other current liabilities driven by restructuring charges and deferred rent liabilities). The primary driver for the decrease in our operating spending during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was the implementation of our two corporate restructuring plans following the receipt of the CRL in April 2016, which indefinitely suspended our pre-commercial marketing expenditures and significantly reduced our compensation-related expenses associated with the expansion of our U.S. office, all in anticipation of FDA’s approval of octreotide capsules in April 2016, which did not occur.

Investing Activities

Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2017, primarily related to the purchase of marketable securities, compared to $34.1 million in cash provided by investing activities for the nine months ended September 30, 2016, primarily related to the maturity of marketable securities which was partially offset by fixed asset purchases of $2.9 million.

Financing Activities

Net cash used in financing activities was $1.7 million during the nine months ended September 30, 2017, related to the second $1.7 million installment payment related to the termination of the Roche license agreement. For the nine months ended September 30, 2016, net cash used in financing activities was $1.1 million, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by proceeds from stock option exercises.

Contractual Obligations

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at September 30, 2017 or December 31, 2016. In conjunction with the facility leases, we provided bank guarantees in the aggregate amount of $0.5 million as security deposits at September 30, 2017, which were classified as other assets in the accompanying condensed consolidated balance sheets. At September 30, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $5.7 million through 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had $12.1 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of September 30, 2017, we had $61.0 million of marketable securities consisting of short-term corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.2 million. As of September 30, 2017, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 5%, 13% and 10%, respectively. As of September 30, 2017, we held $0.3 million in Israeli banks and petty cash funds to support our Israeli operations, approximately half of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. The risk factors described below pertain to us as of the date hereof and following the initiation of our CHIASMA OPTIMAL Phase 3 clinical trial of octreotide capsules for the maintenance treatment of U.S. adult patients with acromegaly per our agreement with the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment agreement, or SPA, reached on August 4, 2017, as described elsewhere in this Quarterly Report on Form 10-Q. These risk factors should be carefully considered although the risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results and could cause the market price of our common stock to fluctuate or decline. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

*In light of our receipt of a Complete Response Letter, or CRL, from the FDA in April 2016 regarding our New Drug Application, or NDA, for octreotide capsules for the maintenance treatment of U.S. adult patients with acromegaly, our participation in an End of Review Meeting and several additional interactions with the FDA, and despite our receipt of the SPA for our CHIASMA OPTIMAL Phase 3 clinical trial, the approvability of octreotide capsules is uncertain and we may never obtain regulatory approval in the United States.

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

In the End of Review meeting we discussed the concerns raised by the FDA in the CRL, and in the meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. On August 4, 2017, we reached agreement with FDA under its Special Protocol Assessment, or SPA, procedures of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients which includes a placebo control, which trial, if successful, could potentially enable us to resubmit the NDA. We refer to this new Phase 3 trial, which we initiated in September 2017, using the acronym CHIASMA OPTIMAL. We currently estimate that we will report top-line data from this Phase 3 clinical trial by the end of 2019 and that the NDA, if resubmitted, will qualify for a 6-month review period, but the duration of the trial and time provided for the NDA review, if submitted, could take longer. We may not have sufficient capital resources to fully fund this new trial, or any additional trials that the FDA may require as a condition to approval. We cannot provide any assurance that if we conduct this new Phase 3 clinical trial we will receive U.S. regulatory approval of octreotide capsules for acromegaly.

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

If our efforts to address the concerns raised by the FDA in the CRL are unsuccessful in our new Phase 3 CHIASMA OPTIMAL clinical trial or if we fail to meet the primary or secondary endpoints in the trial, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials, which we are highly unlikely to pursue.

*Even though our Phase 3 CHIASMA OPTIMAL trial is being conducted under a SPA agreed to with the FDA, we cannot guarantee that the design of, or data collected from, this trial or any of our clinical trials will be sufficient to support filing or approval of an NDA.

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

Further, the results from the CHIASMA OPTIMAL trial, a double-blind, placebo controlled clinical trial, may not be sufficiently robust to support the filing or approval of an NDA. It should be noted that the design of the CHIASMA OPTIMAL trial is different in important ways from the design of both our current MPOWERED clinical trial and our completed Phase 3 clinical trial. For example, in contrast to our completed Phase 3 clinical trial, which did not have a placebo arm, the CHIASMA OPTIMAL trial design calls for the randomization of 50% of study patients to placebo capsules, the effect of which we cannot predict. We believe conducting a randomized, double-blind and controlled trial, with a placebo control may be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design. In our completed Phase 3 clinical trial we used IGF-1 < 1.3 times the upper limit of normal as a screening eligibility criteria and the threshold for response whereas in our CHIASMA OPTIMAL trial we plan to use IGF-1 ≤ 1.0 times the upper limit of normal. The CHIASMA OPTIMAL trial is also expected to have a small sample size and therefore missing data, which might be only a few measurements, may raise questions about data quality and may, ultimately, invalidate the trial results. In light of these new trial design elements, even if we achieve a clinical response consistent with or similar to what we believe we achieved in our completed Phase 3 clinical trial, we may fail to achieve the primary or secondary endpoints of the CHIASMA OPTIMAL trial.

We anticipate that both primary and secondary endpoints in the CHIASMA OPTIMAL trial will be taken into account by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect, and mere achievement of the primary endpoint alone may not be sufficient to support approval. Not all endpoints measured may be supportive of octreotide capsules’ efficacy or safety, particularly those secondary endpoints which measure the biochemical response at the end of the trial of patients taking octreotide capsules as compared to patients rescued by injectable somatostatin analogs. The CHIASMA OPTIMAL trial, as agreed to under SPA, contains secondary endpoints requiring a true intent to treat analysis, or what the FDA refers to as an “estimand,” that will allow the FDA to compare the difference between treatment arms for all randomized patients at the end of the nine-month, double-blind controlled period, regardless of therapy. As such, the statistical analysis plan requires a biochemical comparison (secondary endpoints measuring both growth hormone and IGF-1) of the patients randomized to octreotide capsules versus patients randomized to placebo at the end of the nine-month, double-blind placebo controlled period, even if those patients require injectable somatostatin analog rescue therapy during the trial. We believe that as many as 90% or more of the patients randomized to placebo could require injectable somatostatin analog rescue therapy during the trial and that octreotide capsules are not likely to demonstrate superiority over injectable somatostatin analogs when evaluated using these secondary endpoint analyses, even if we achieve a statistically significant result of octreotide capsules versus placebo as assessed by the primary endpoint of the trial. Our trial design includes as exploratory endpoints the last observed biochemical values (measuring both growth hormone and IGF-1) prior to rescue by injectable somatostatin analogs, which is more likely to demonstrate a statistically significant result for octreotide capsules if we also achieve a statistically significant result as assessed by the primary endpoint. We expect to continue to evaluate the estimand-related secondary endpoints included in the statistical analysis plan for the CHIASMA OPTIMAL trial. We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints and whether the data collected is sufficiently robust to support the interpretability of these analyses, in determining whether to approve our NDA, if submitted, for the marketing and sale of octreotide capsules. There can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of our NDA, if submitted, for the marketing and sale of octreotide capsules.

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

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel (especially since we terminated substantially all of our commercial personnel in June 2016), pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product (especially since we indefinitely suspended all of our commercial manufacturing commitments during the second quarter of 2016) and implementation of a distribution infrastructure. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules, if approved, in an effort to address the concerns it raised in the CRL and the End of Review meeting or to address findings in the CHIASMA OPTIMAL trial. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States in the future.

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

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our second Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, which is referred to as MPOWERED and was initiated in March 2016, is an open-label, randomized, active-controlled study that is currently anticipated to include up to 150 patients in the European Union, Russia, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support submission of a marketing authorization application, or MAA, and approval. The FDA has advised us that positive data from the ongoing MPOWERED clinical trial, if obtained, will not be sufficient to address the concerns identified by the FDA in the CRL. Shortly following the receipt of this advice, we commenced the SPA process with FDA for the new Phase 3 CHIASMA OPTIMAL clinical trial. The FDA may never approve an octreotide capsules NDA, if resubmitted following the CHIASMA OPTIMAL trial, our ongoing MPOWERED Phase 3 clinical trial may not be successful, or acceptable to the EMA to support regulatory approval in Europe, the CRL or data produced from the CHIASMA OPTIMAL trial could adversely impact the EMA’s review of our regulatory submission, and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

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

We have designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in Europe. As such, our NDA in the United States relied, and if resubmitted following the CHIASMA OPTIMAL trial will continue to rely, and we intend that our MAA in Europe will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we designed our development programs to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and Europe, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

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

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly to support approval by the EMA. In the CRL and subsequent End of Review meeting minutes, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledged FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and are now conducting a third Phase 3 clinical trial, called the CHIASMA OPTIMAL trial, under the FDA’s SPA procedures, which trial was initiated in September 2017. We may also consider clinical trials of octreotide capsules in indications other than acromegaly, assuming financing is available to us and prior regulatory approvals of octreotide capsules in acromegaly are obtained. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received.

The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. The results of our completed clinical trials for octreotide capsules in acromegaly do not ensure that future clinical trials, including the MPOWERED Phase 3 trial required to support EMA approval, the CHIASMA OPTIMAL trial or other trials required by the FDA, or clinical trials for other indications, will also generate comparable results. Among other considerations, these trials may be designed in a way that is different from our completed clinical trials. For example, the EMA required that we use multiple time points in the Phase 3 clinical trial that we initiated in March 2016 rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. The EMA agreed that we use the same cut off as used in our first Phase 3 clinical trial of IGF-1 < 1.3 times the upper limit of normal as the threshold for response while the FDA agreed that we use IGF-1 ≤ 1.0 times the upper limit of normal in the CHIASMA OPTIMAL trial. The fact that we have not used such endpoints previously for regulatory submissions introduces an additional level of uncertainty in the outcome of the MPOWERED and CHIASMA OPTIMAL Phase 3 clinical trials, or for other studies using this methodology for assessing the success of our product candidate. Further, the CHIASMA OPTIMAL trial design calls for the randomization of 50% of study patients to placebo capsules, the effect of which we cannot accurately estimate. We cannot provide assurance that the FDA or EMA will view the results as we do or that any future trials of octreotide capsules, including our current MPOWERED Phase 3 clinical trial in acromegaly to support regulatory approval in Europe or our CHIASMA OPTIMAL Phase 3 clinical trial in acromegaly to support regulatory approval in the United States, or clinical trials for other indications, if any, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

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

Delays in the completion of the Phase 3 MPOWERED clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules in acromegaly in Europe, the CHIASMA OPTIMAL trial which we initiated in September 2017 to support regulatory approval of octreotide capsules in the United States, the clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly affect our product development costs or our ability to commercialize octreotide capsules. For example, in October 2015, the EMA required us to revise our protocol for our MPOWERED Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore dictated that additional time will be needed to complete our second Phase 3 clinical trial of octreotide capsules. While we initiated this international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness as required by the EMA, we do not know whether the MPOWERED Phase 3 trial or the CHIASMA OPTIMAL Phase 3 trial will be completed on schedule, if at all, or will be successful. In light of the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, in late 2016 we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. The modifications to the MPOWERED trial will delay the expected timing of an MAA filing with the EMA, which we previously estimated to occur in 2019, and we now expect top-line data from the MPOWERED study in 2020. The completion of the MPOWERED or CHIASMA OPTIMAL Phase 3 trials or other clinical trials that may be conducted can be delayed for a number of other reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•	patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications, and our CHIASMA OPTIMAL trial may be particularly difficult to enroll given the placebo-controlled design;

•	a facility manufacturing octreotide acetate, octreotide capsules, placebo capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in its CRL to our NDA, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	patients choosing an alternative treatment for acromegaly or any of the indications for which we may develop octreotide capsules or potential product candidates, or participating in competing clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete or missing data;

•	patients experiencing drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	third-party clinical investigators losing their licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods that are inconsistent with the clinical trial protocol, good clinical practice, or GCP, requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA, EMA or other regulatory authorities finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•	one or more IRBs or ethics committees refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	delays in adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason;

•	the inability to enroll patients who participated in prior clinical trials in our current or planned clinical trials; or

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

Identifying and qualifying patients to participate in clinical trials of octreotide capsules and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing octreotide capsules and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of octreotide capsules and any future product candidates we may develop may be delayed. These delays could result in increased costs, and we may not have sufficient capital on hand or the ability to raise additional capital to cover such costs, delays in advancing octreotide capsules or any future product candidates we may develop, delays in testing the effectiveness of future product candidates, if any, or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in Russia, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in Europe. The same limitation is true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we have modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. Further, the issuance of the CRL by FDA may negatively impact physician or patient attitudes towards octreotide capsules which could significantly delay enrollment in both MPOWERED and CHIASMA OPTIMAL trials or any future trials. In addition, conducting a randomized, double-blind and controlled trial in the United States, as strongly recommended by the FDA in the CRL and End of Review meeting minutes, and as is part of the design of our CHIASMA OPTIMAL trial being conducted per a SPA reached with the FDA in August 2017, may be particularly challenging as we believe it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design, and we believe such a trial could take a number of years to complete and submit to FDA for review. We expect to conduct the MPOWERED and CHIASMA OPTIMAL Phase 3 trials simultaneously, and as such, we will have two active clinical trials competing for the same or similar pools of patients and enrollment in either trial, or both trials, could be negatively impacted.

Patient enrollment is affected by factors including the:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials, such as in the CHIASMA OPTIMAL trial;

•	possibility of being randomized back to current injectable therapies, such as in the MPOWERED study, or rescued back to current injectable therapies following a loss of biochemical and symptom control, such as in the CHIASMA OPTIMAL trial;

•	proximity and availability of clinical trial sites for prospective patients;

•	availability of competing therapies and clinical trials;

•	perceptions of patients and healthcare providers as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	efforts to facilitate timely enrollment of patients in clinical trials;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

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

The current injectable pharmaceutical treatment options for patients suffering from acromegaly are marketed by large pharmaceutical companies with substantial resources and well-established presences in the endocrinology market. Novartis AG, or Novartis, markets octreotide LAR, which is administered monthly and intramuscularly using a large-gauge needle. Camurus AB is also developing, in partnership with Novartis, CAM2029, a product candidate that according to published reports will enter into Phase 3 clinical studies in acromegaly in 2018. Ipsen SA markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection, and is further studying in clinical trials a prolonged release formulation of lanreotide which could be administered, if successful, once every three months. Pfizer, Inc. markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but we believe most involve administration via injection.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, which is a greater likelihood as a result of the CRL from the FDA to our NDA and our plans to conduct the CHIASMA OPTIMAL Phase 3 trial prior to any resubmission of our NDA, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

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

As a result of our June 2016 restructuring action, we essentially no longer have sales and marketing personnel. Based upon feedback provided by the FDA in the CRL and End of Review meeting minutes, as well as through the SPA process, new or additional data will be required before the FDA would consider U.S. regulatory approval for the marketing and sale of octreotide capsules in acromegaly, which requires that we conduct the CHIASMA OPTIMAL Phase 3 trial and possibly additional clinical trials.

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

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the initiation or completion of an ongoing clinical trial, receipt of marketing approval, or a commercial launch of a product. The achievement of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our strategic decisions on trial design and modifications thereto in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of octreotide capsules and any future product candidates we may develop;

•	the efforts of our collaborators and the success of our own efforts with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with product manufacturing as well as sales and marketing activities.

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL, End of Review meeting or the agency’s review of the CHIASMA OPTIMAL trial or any future clinical trials we may conduct. Any such restrictions or potential reservations about efficacy expressed by the FDA or within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

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

Our octreotide capsules product candidate has been granted orphan designation in the United States and the European Union for the oral treatment of acromegaly. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-

threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the product candidate. Even if we request orphan drug designation for any future product candidates we may develop, there can be no assurances that the FDA or the European Commission will grant any of these product candidates such designation. Additionally, the designation by the FDA of any potential product candidates as an orphan drug does not guarantee that the FDA or the EMA will accelerate regulatory review of or ultimately approve that product candidate.

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

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our initial public offering, or IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through December 31, 2016, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of September 30, 2017, our cash, cash equivalents and marketable securities were $73.2 million. Since inception, we have incurred significant operating losses. Our net loss was $20.7 million for the nine months ended September 30, 2017 and $61.1 million for the year ended December 31, 2016. As of September 30, 2017, we had an accumulated deficit of $199.3 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. In June 2016, in light of the CRL, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules and pursuit of regulatory approval in the United States and Europe for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce in June 2016, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan which further reduced our workforce by approximately 44%, primarily in our research and administrative functions. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from the Phase 3 CHIASMA OPTIMAL trial by the end of 2019 while supporting the MPOWERED trial in parallel. In addition, we will incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.

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

Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Octreotide capsules are our only current product candidate for which we have conducted clinical trials. We have completed only a single Phase 3 clinical trial to date with this product candidate, although we are currently conducting two Phase 3 clinical trials of octreotide capsules in acromegaly. We have not yet demonstrated our ability to successfully complete additional later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

Our business will require additional capital that we have not yet secured. In the short term, we expect to continue to conduct our second Phase 3 clinical trial of octreotide capsules to treat acromegaly – MPOWERED – required for European regulatory approval, and our third Phase 3 clinical trial of octreotide capsules to treat acromegaly – CHIASMA OPTIMAL – initiated in September 2017 to potentially secure approval in the United States for octreotide capsules. In June and August of 2016, following our receipt of the CRL and the End of Review meeting, we announced corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of octreotide capsules in acromegaly, and to conduct a randomized, double-blinded and controlled Phase 3 clinical trial as the FDA strongly recommended in the CRL and that we are conducting under the CHIASMA OPTIMAL protocol agreed to in the SPA;

•	the amount of our future operating losses;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future drug candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including potential agreements to out-license octreotide capsules, research and other collaborations, joint ventures and other business arrangements;

•	our success in integrating product candidates, technologies or companies that we may acquire; and

•	regulatory changes and technological developments in our markets.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of September 30, 2017, we have a total of 16 full-time employees. In September 2016, following our restructuring actions, we announced that our Chief Financial Officer, Mark Fitzpatrick, was appointed to the role of Chief Executive Officer. Roni Mamluk, our former Chief Development Officer, who has been employed by us since 2006 ended her full-time employment with us on March 31, 2017, and transitioned to a board of director member of both our subsidiary, Chiasma (Israel), Ltd., and Chiasma, Inc. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In a patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-

enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. A court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. With respect to the validity question, for example, we cannot be certain that no invalidating prior art exists. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found unenforceable, or interpreted narrowly, and it could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have an adverse impact on our business.

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

At September 30, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $147.4 million. The federal NOL carryforwards expire at various dates through 2036. At September 30, 2017, there were no NOL carryforwards in our Israeli subsidiary.

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

As of September 30, 2017, our executive officers, directors and principal stockholders collectively controlled approximately 64.4% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.25 per share through October 31, 2017. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our interactions with the FDA regarding our product candidate, octreotide capsules in acromegaly;

•	the enrollment and results of our MPOWERED and CHIASMA OPTIMAL Phase 3 clinical trials of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred on April 15, 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our operations or changes in organizational structure;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-

Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our March 2017 and future Form 10-K filings, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of September 30, 2017, we had 24,376,827 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 3,632,340 shares subject to outstanding options under our stock option plans, the 3,172,219 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2017, we did not repurchase any shares of our common stock.

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

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including clinical trial costs (including the international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support anticipated European regulatory approval of octreotide capsules and our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support United States regulatory approval of octreotide capsules following the receipt of SPA on August 4, 2017 from the FDA), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

Exhibit No.	Description

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

November 9, 2017	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)