Form 10-K
period 2017-12-31
CHIASMA, INC
filed 2018-03-20
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37500

Chiasma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0722250
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

460 Totten Pond Road, Suite 530 Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)

(617)-928-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2017, was $26,748,236, based on the closing price of $1.45 of the registrant as reported on the NASDAQ Global Select Market on such date. As of March 8, 2018, there were 24,381,605 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHIASMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Chiasma,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Chiasma, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and Europe. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.5 billion annually, of which we estimate approximately $775 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration, or the FDA, on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. We expect to release top-line data from this trial by the end of 2019. We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in Europe. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll approximately 130 adult acromegaly patients, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. We currently expect to release top-line data from the MPOWERED trial in 2020.

Octreotide capsules is the first somatostatin analog formulated for oral administration to complete a Phase 3 clinical trial. In November 2014, we completed a multinational open-label Phase 3 clinical trial of oral octreotide capsules for the treatment of acromegaly. Our original New Drug Application, or NDA, for octreotide capsules was submitted in June 2015 and accepted for filing by the FDA in August 2015. In April 2016, the FDA issued a complete response letter, or CRL, which indicated that the review of our application was complete and that our NDA was not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL. In its CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. While the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the June 2016 End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our first Phase 3 trial were factors limiting an overall safety assessment. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns.

In August 2017, we reached agreement with the FDA under a SPA of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, designed to address the concerns previously raised in the CRL, to potentially enable us to resubmit the NDA in order to secure regulatory approval of octreotide capsules in acromegaly. The trial, referred to as CHIASMA OPTIMAL (Octreotide capsules vs. Placebo Treatment In MultinationAL centers), which we initiated in September 2017, is a randomized, double-blind, placebo-controlled, nine-month clinical trial in 50 adult acromegaly patients (at least 20% of whom must be recruited from the United States) whose disease is biochemically controlled, based upon levels of insulin-like growth factor 1, or IGF-1, a byproduct of increased growth hormone, or GH, levels caused by acromegaly, on injectable somatostatin analogs at baseline (average IGF-1 ≤ 1.0 x upper limit of normal (ULN)). The patients must also have confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥ 1.3 x ULN. The trial will be randomized on a 1:1 basis to octreotide capsules or placebo. Patients will be dose titrated from 40 mg per day to up to a maximum of 80 mg per day, equaling two capsules in the morning and two capsules in the evening. Patients meeting predefined biochemical failure withdrawal criteria in either treatment arm during the course of the trial will be considered treatment failures and revert to their original treatment of injections and will be monitored for the remainder of the trial. The primary endpoint of the study is the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind, placebo controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 x ULN.

The hierarchical secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect include:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0×ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN;

•	Change from screening to end of treatment in mean GH; and

•	Change in IGF-1 from baseline to end of treatment.

The FDA required that the last two secondary endpoints be analyzed by comparing the octreotide capsules treatment arm to the placebo treatment arm at the end of the nine month, double-blind placebo controlled phase, including those patients that have been rescued by injectable somatostatin analogs. We estimate that as many as 90% or more, of the placebo-treated patients may require rescue therapy. As such, we have agreed to analyze the octreotide capsules treatment arm versus the placebo arm at the end of the study. We expect in particular the placebo arm will be highly populated with patients on injectable somatostatin analog rescue therapy. This analysis is referred to in statistical parlance as an ITT estimand. While we do not believe that superiority of Mycapssa will be demonstrated in these last two endpoints, we do believe that if we statistically achieve the primary efficacy endpoint, that is, the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind placebo controlled period, and successfully achieve superiority in the higher-priority secondary endpoints, the totality of evidence supporting a robust treatment effect of octreotide capsules should be clear from the OPTIMAL trial. We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints and whether the data collected are sufficiently robust to support the interpretability of these analyses, in determining whether to approve our NDA, if submitted, for the marketing and sale of octreotide capsules. There can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of our NDA, if submitted, for the marketing and sale of octreotide capsules. An open-label extension phase is planned following the nine-month study, which could enable patients who completed the randomized phase to continue receiving octreotide capsules and for us to collect long-term safety information. The results of the extension phase are not required as the basis for an efficacy claim.

In March 2016, in support of potential approval in Europe, we initiated an additional international Phase 3 clinical trial of octreotide capsules in acromegaly – MPOWERED – designed to show parallel comparative safety and effectiveness as required by the European Medicines Agency, or EMA. Assuming we receive favorable results from this second Phase 3 clinical trial in octreotide capsules, we expect to submit a Marketing Authorization Application, or MAA, to the EMA. Following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, in late 2016, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial addressing the FDA’s concerns and produce data packages suitable for submission in both the United States and the European Union. We now believe that approximately 130 patients will be required to enter the 6-month run-in phase of the trial in order to achieve the target 80 octreotide capsules responders randomized to the 9-month comparator phase of the 15-month trial, the number requested by the EMA. Based upon our first Phase 3 trial experience with octreotide capsules, we had estimated approximately 150 patients would be required to enter the run-in phase. Thus far, the aggregate number of patients withdrawing or not responding to octreotide capsules during the run-in phase is lower than originally expected. In September 2017, we announced that we had surpassed 50% patients randomized in the MPOWERED trial.

Importantly, we expect that the safety and efficacy data generated in all of our clinical trials of octreotide capsules, including our completed phase 3 clinical trial, the CHIASMA OPTIMAL clinical trial and the MPOWERED clinical trial, to the extent such data is available at the time of filing, will be integrated into our planned NDA, if resubmitted, and planned MAA filing. While CHIASMA OPTIMAL has been designed to address the FDA’s concerns in the CRL and the MPOWERED trial design has been accepted by the EMA, our ultimate success in the regulatory review process of each planned application for marketing approval could be impacted by the trial results from any of our clinical trials.

Acromegaly is a condition caused by a benign tumor of the pituitary gland that releases excess GH, which in turn elevates IGF-1. These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. According to data published by the Mayo Clinic in 2013, the mortality rate of people afflicted by acromegaly who go untreated is two to three times higher than that of the general population. Data from a published study presented at the Endocrine Society’s Annual Meeting in 2015 suggest that the global prevalence of acromegaly may be between 85 and 118 cases per million people.

The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog, primarily octreotide or lanreotide. These products contain a viscous formulation and are typically administered by a healthcare professional with large-gauge needles into the muscle or deep subcutaneously, that is, deeply under the skin. While injectable somatostatin analogs are generally effective at reducing GH and IGF-1 levels and therefore providing disease control, the injections are associated with significant limitations and patient burdens, including suboptimal symptom control, pain, injection-site reactions and other injection-related side effects, inconvenience, lost work days and emotional issues. Based on data reviewed in early 2016, we believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. If approved, we may commercialize octreotide capsules ourselves in the United States and we plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in Europe and the rest of the world. Octreotide capsules are currently protected by issued patents lasting until at least 2029 in the United States, Europe, United Kingdom, Japan and several other jurisdictions, and by pending patent applications in additional jurisdictions that will last until 2029, if granted. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules.

Strategy

Our goal is to become a successful patient-focused biopharmaceutical company by developing and commercializing, ourselves or through others, octreotide capsules for acromegaly. Our strategy to pursue this goal includes the following elements:

•	Obtain U.S. regulatory approval of octreotide capsules for the treatment of acromegaly. We designed the CHIASMA OPTIMAL trial to address the concerns contained in the CRL and have secured agreement to the protocol and statistical analysis plan with the FDA under SPA procedures. We initiated this trial in September 2017 and currently expect to release top-line data from this trial by the end of 2019. Assuming favorable results, we expect to resubmit the NDA for FDA review to potentially secure approval in the United States for MYCAPPSA.

•	Obtain European regulatory approval of octreotide capsules for the treatment of acromegaly. To support approval in Europe, we initiated the Phase 3 MPOWERED clinical trial in March 2016, with a protocol that has been accepted by the EMA, to evaluate the comparative safety and efficacy of octreotide capsules in adult acromegaly patients. We currently expect to release top-line data from this trial in 2020, and assuming favorable results, we expect to submit our MAA to the EMA to potentially secure approval in Europe for MYCAPSSA.

•	Explore collaboration opportunities in Europe and the rest of the world for octreotide capsules in acromegaly. At the appropriate time, we intend to explore one or more collaborations to commercialize octreotide capsules in acromegaly outside of the United States. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets and undertake commercialization preparation and activities ourselves, if required regulatory approvals are obtained.

Our Product Candidate, Octreotide Capsules (MYCAPSSA) in Acromegaly

Product Candidate Overview

Octreotide capsules is a novel formulation of octreotide developed utilizing our TPE platform. We are developing octreotide capsules as a liquid-filled solid gelatin capsule formulation which is intended to be taken twice a day. We expect that acromegaly patients who are prescribed octreotide capsules, if approved, will receive a 28-day supply of pills, which may be stored at room temperature by the patient for up to one month. Based on the data from our previously completed clinical trials, not including data from our ongoing Phase 3 clinical trials, CHIASMA OPTIMAL or MPOWERED, we believe octreotide capsules have the potential to induce biochemical response (inhibition of GH and IGF-1) while improving symptoms and reducing the burden of disease and treatment in patients afflicted with acromegaly.

Our product candidate, octreotide capsules, has completed one Phase 3 clinical trial for the treatment of acromegaly and 11 pharmacology and pharmacokinetic (PK) Phase 1 studies. In August 2015, our NDA for octreotide capsules as a maintenance therapy for acromegaly in the United States was accepted by the FDA for filing. In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In June 2016, we participated in an End of Review meeting with the FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design. In December 2016, we were informed that the supplier referred to in the CRL had recently received its Establishment Inspection Report, or EIR, from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In September 2017, we initiated a Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the FDA on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to address the concerns raised in the CRL and support regulatory approval of octreotide capsules in the United States.

The EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval. We have agreed on the Phase 3 clinical trial protocol with the EMA and, in March 2016, we initiated an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in Europe. Following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the Phase 3 CHIASMA OPTIMAL trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union.

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

Incidence and Prevalence of Acromegaly and Current Treatment Landscape

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In 13 studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year.

According to publicly available financial reports, injectable forms of octreotide and lanreotide generate worldwide sales of approximately $2.5 billion annually for the treatment of acromegaly and neuroendocrine tumors, as well as some smaller indications. We believe approximately $775 million of this total represents the annual sales for the treatment of acromegaly. The great majority of these sales come from once-monthly long acting formulations that must be administered by intramuscular or deep subcutaneous injections with large-gauge needles. Although we are targeting acromegaly with octreotide capsules, we believe that this product candidate, if approved in acromegaly, has the potential to become a standard of care in other indications currently treated with injectable somatostatin analogs.

Current Therapeutic Options and Their Limitations

For acromegaly patients not cured by surgery, the current standard of care involves injectable somatostatin analogs. These therapies are associated with significant patient limitations and burdens. Currently, the first therapeutic treatment options are octreotide, marketed by Novartis AG, or Novartis, which is administered monthly and intramuscularly using a large gauge needle, and lanreotide, marketed by Ipsen SA, or Ipsen, another long-acting analog of somatostatin, which is administered monthly using a deep subcutaneous injection. Immediate release octreotide, while available, is more rarely used. For patients not controlled on these somatostatin analogs, the typical second line of treatment options (which may also be acceptably used as first line therapy) includes pegvisomant daily injections, marketed by Pfizer, Inc., or Pfizer, and pasireotide LAR, marketed by Novartis, which is another somatostatin analog administered monthly via intramuscular injection.

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

Clinical Program for Octreotide Capsules in Acromegaly

United States Regulatory Pathway

We previously sought regulatory approval of octreotide capsules for the maintenance therapy of acromegaly in the United States utilizing the FDA’s 505(b)(2) regulatory pathway. The 505(b)(2) pathway enables us to rely, in part, on the FDA’s prior findings of safety and efficacy of an approved product, or published literature, in support of an NDA. In the case of octreotide capsules in acromegaly, the approved product to which our prior NDA submission referred is the short-acting subcutaneous injectable formulation of octreotide that was the original product approved by the FDA before the long-acting formulation was developed. Since this formulation of octreotide was approved by the FDA in generic form and is therefore no longer proprietary, we are not aware of any third party from which we would be required to obtain any license or acquire any rights to commercialize octreotide capsules, if approved. As described in more detail below, we have conducted a series of Phase 1 clinical trials, including a trial to demonstrate that the systemic octreotide exposure from octreotide capsules, developed utilizing our TPE technology, is comparable to that of octreotide administered in the short-acting subcutaneous injectable formulation. We have also conducted a Phase 1 clinical trial to evaluate the bioactivity of octreotide capsules in healthy subjects, and a Phase 3 clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly, consisting of seven months of treatment plus an optional six-month extension phase.

In December 2014, we met with the FDA to discuss our clinical development of octreotide capsules, including the full 13-month data from our first Phase 3 clinical trial. At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, the FDA did advise us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA has also informed us that, in its view, a single-arm study was not as informative as a controlled study, such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted from our single-arm study, and whether these findings are robust enough to warrant approval, would be review issues as the FDA evaluated our NDA. In August 2015, our NDA for octreotide capsules for maintenance therapy in acromegaly was accepted for filing by the FDA.

In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval, and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In December 2016, we were informed that the supplier had recently received its Establishment Inspection Report, or EIR, from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In June 2016, we participated in an End of Review meeting with the FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design.

Special Protocol Assessment and CHIASMA OPTIMAL Phase 3 Clinical Trial

In August 2017, we reached agreement with the FDA under a SPA of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, designed to address the concerns previously raised in the CRL, to potentially enable us to resubmit the NDA in order to seek regulatory approval of octreotide capsules in acromegaly. The CHIASMA OPTIMAL trial, which we initiated in September 2017, is a randomized, double-blind, placebo-controlled, nine-month clinical trial in 50 adult acromegaly patients (at least 20% of whom must be recruited from the United States) whose disease is biochemically controlled, based upon levels of insulin-like growth factor, IGF-1, a byproduct of increased GH levels caused by acromegaly, on injectable somatostatin analogs at baseline (average IGF-1 ≤ 1.0 x upper limit of normal (ULN)). The patients must also have confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥1.3 x ULN. The trial will be randomized on a 1:1 basis to octreotide capsules or placebo. Patients will be dose titrated from 40 mg per day to up to a maximum of 80 mg per day, equaling two capsules in the morning and two capsules in the evening. Patients meeting predefined biochemical failure withdrawal criteria in either treatment arm during the course of the trial will be considered treatment failures and revert to their original treatment of injections and will be monitored for the remainder of the trial. The primary endpoint of the study is the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind, placebo controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 x ULN. The hierarchical secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect include:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0×ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN;

•	Change from screening to end of treatment in mean GH; and

•	Change in IGF-1 from baseline to end of treatment.

The FDA required that the last two secondary endpoints be analyzed by comparing the octreotide capsules treatment arm to the placebo treatment arm at the end of the nine month, double-blind placebo controlled phase, including those patients that have been rescued by injectable somatostatin analogs. We estimate that as many as 90% or more, of the placebo-treated patients may require rescue therapy. As such, we have agreed to analyze the octreotide capsules treatment arm versus the placebo arm at the end of the study. We expect in particular the placebo arm will be highly populated with patients on injectable somatostatin analog rescue therapy. This analysis is referred to in statistical parlance as an ITT estimand. While we do not believe that superiority of Mycapssa will be demonstrated in these last two endpoints, we do believe that if we statistically achieve the primary efficacy endpoint, that is, the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind placebo controlled period, and successfully achieve superiority in the higher-priority secondary endpoints, the totality of evidence supporting a robust treatment effect of octreotide capsules should be clear from the OPTIMAL trial. We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints and whether the data collected are sufficiently robust to support the interpretability of these analyses, in determining whether to approve our NDA, if submitted, for the marketing and sale of octreotide capsules. We initiated the CHIASMA OPTIMAL trial in September 2017 and anticipate more than 50 clinical sites will be dedicated to CHIASMA OPTIMAL. We currently expect to release top-line data from this trial by the end of 2019.

CHIASMA OPTIMAL Phase 3 Clinical Trial Design

European Regulatory Pathway

We also intend to seek regulatory approval of octreotide capsules for the treatment of acromegaly in Europe utilizing the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway in the United States. In addition to the clinical data we previously submitted to the FDA, the EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval by EMA. Our MPOWERED Phase 3 clinical trial protocol has been accepted by the EMA and we initiated this trial in March 2016.

MPOWERED Phase 3 Clinical Trial

Comparative effectiveness is an important regulatory consideration in Europe. After agreeing to the clinical trial protocol with the EMA, we initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness.

This trial is called MPOWERED, Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections - Evaluation of Response Durability. This trial is an open-label, randomized, active-controlled study of octreotide capsules in patients who have been classified in the study as responders to a once-a-month injectable somatostatin analog based on criteria comparable to the criteria utilized in our completed Phase 3 clinical trial. This trial is intended to demonstrate non-inferiority, comparing efficacy responses as between two randomized groups of patients who demonstrated response to octreotide capsules. We now believe that approximately 130 patients will be required to enter the 6-month run-in phase of the trial in order to achieve the target 80 octreotide capsules responders randomized to the 9-month comparator phase of the 15-month trial, the number requested by the EMA. In September 2017, we announced that we had surpassed 50% patients randomized in the MPOWERED trial. We currently expect to enroll approximately 130 patients in the trial in the

United States, Europe, Russia and other foreign countries. We currently have 21 sites enrolling patients. Based upon our first Phase 3 trial experience with octreotide capsules, we had estimated approximately 150 patients would be required to enter the run-in phase, but thus far, the aggregate number of patients withdrawing or not responding to octreotide capsules during the run-in phase is lower than originally expected. Each patient will initially receive a daily dose of 40 mg of octreotide capsules, which will be increased up to a maximum of 80 mg daily dose if lower doses are not effective. Similar to the requirements of our first completed Phase 3 clinical trial and the CHIASMA OPTIMAL trial, patients will be required to take octreotide capsules on an empty stomach.

A minimum of 80 patients identified as responders (IGF-1 <1.3 x ULN and GH<2.5 ng/mL) will be randomized (2:3) to either a long-acting injectable somatostatin analog or octreotide capsules at the appropriate dose identified during the run-in phase, and followed for nine months. After completion of this randomized controlled phase, we expect that all eligible patients will have the option of entering an extension phase during which period these patients would receive octreotide capsules at the dose identified during the run-in phase. Patients who do not respond during the run-in phase will not enter the randomized phase but will be switched back to long-acting injectable somatostatin analog and followed for an additional three months.

The primary efficacy endpoint for this trial will relate to IGF-1 with responders defined as patients who achieve an IGF-1 level less than 1.3 times the ULN adjusted for age, the same IGF-1 efficacy criteria utilized in our first, completed Phase 3 clinical trial. Measurements of IGF-1 will be taken throughout the randomized phase of the trial and a time weighted average of these biochemical measures will be calculated. In addition, assessment of symptom control and patient reported outcomes are expected to be included.

In selected centers, patients who are non-responders, but have modestly elevated IGF-1 levels on octreotide capsules alone, may be offered the opportunity to determine if they can respond to a combination of octreotide capsules with a second oral agent called cabergoline. Cabergoline is used for the treatment of mild acromegaly. It has a different mechanism of action and publications have suggested it may have an additive effect to somatostatin analogs. This sub-study, which the EMA did not accept as part of the final protocol for comparative effectiveness, is unlikely to be sufficient to gain regulatory approval for the combination of both drugs but may provide useful information to physicians.

The FDA has advised us in late 2016 that the MPOWERED clinical trial will not be sufficient to address the concerns identified by the FDA in the CRL. Following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED study in an effort to preserve patients, sites and other resources necessary to conduct the Phase 3 CHIASMA OPTIMAL trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. We currently expect to release top-line data from the MPOWERED trial in 2020.

MPOWERED Phase 3 Design to Support EMA Application

Completed Phase 3 Clinical Trial

In March 2012, we initiated a Phase 3 multi-center, open-label, baseline-controlled clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly who responded to and tolerated treatment with somatostatin analogs. We completed this trial in November 2014 and the results were published in the Journal of Clinical Endocrinology & Metabolism in February 2015 and presented at the Endocrine Society’s Annual Meeting in March 2015. To date, octreotide capsules is the first and only somatostatin analog formulated for oral administration to complete a Phase 3 clinical trial. In addition, the results were submitted with our NDA for octreotide capsules in June 2015, and in the FDA’s CRL to our NDA, the FDA expressed concerns regarding certain aspects of the company’s single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In the minutes from our End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design, which we have sought to address with CHIASMA OPTIMAL.

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

After baseline levels were obtained, no less than one month following their last monthly injection of the long-acting injectable somatostatin analog, a core treatment period with octreotide capsules was initiated. This core treatment period consisted of a dose-escalation phase of at least two months in duration, designed to find an appropriate dose of octreotide capsules for each individual patient, and a fixed-dose phase of up to five months in duration, during which period the appropriate therapeutic dose identified in the dose-escalation phase was maintained. Since data from our prior clinical trials demonstrated a significant reduction in bioavailability when octreotide capsules are administered with a high-fat meal, patients in this Phase 3 clinical trial were required to fast for at least one hour before and at least one to two hours after each dose.

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

Completed Phase 3 Clinical Trial Design

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

Phase 1 Clinical Trials of Octreotide Capsules

Together with a group of academic collaborators, we conducted a series of Phase 1 clinical trials to demonstrate that the bioavailability of octreotide capsules, developed utilizing our TPE technology, is comparable to the bioavailability of octreotide administered in the short-acting subcutaneous, or sc, formulation. These trials demonstrated similar pharmacokinetics for octreotide capsules and octreotide 0.1 mg sc injection and that a 20 mg oral dose of octreotide capsules produced systemic exposure comparable to octreotide 0.1 mg sc injection in healthy volunteers. There was no effect of route of administration on octreotide elimination, and the mean elimination half-life (t1/2) was comparable with the two treatments. However, these studies also demonstrated that the bioavailability of octreotide capsules are approximately 90% lower when it is taken with a high-fat meal rather than in the fasted state. Accordingly, all of our Phase 3 clinical trials required fasting for at least one hour before and at least one to two hours after each dose.

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

Commercialization Strategy

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. We may commercialize octreotide capsules, if approved, ourselves in the United States employing a strategy that differentiates our product and is tailored to the needs of patients and their physicians. Prior to the receipt of the CRL, we conducted market research and other pre-commercial activities in the United States to better understand satisfaction levels and key unmet needs with respect to current treatments for acromegaly and to build awareness of octreotide capsules. This market research has been conducted with endocrinologists, nurses and patients with acromegaly. In surveys commissioned by us, more than 80% of patients with acromegaly expressed a preference for an oral treatment, and endocrinologists surveyed predicted that an oral treatment would ultimately become the preferred treatment option. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians. To assess the attitudes of commercial third-party payors toward reimbursement for octreotide capsules, in 2010 we conducted research with 12 such payors collectively representing 111 million covered lives. Payors representing nearly 90% of these covered lives said they would reimburse an oral treatment assuming pricing was in a range comparable to the existing injectable therapy market leader, octreotide.

We believe the current U.S. market for acromegaly treatments is concentrated. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. We believe we will be able to market octreotide capsules, if approved, to pituitary centers, regional referral centers and high-volume community endocrinologists. We believe that the clinical benefits, if demonstrated, and preferences of patients and healthcare professionals for an oral therapy together with our planned patient-centric approach could enable octreotide capsules, if approved, to become a new standard of care in acromegaly.

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

All excipients, or substances formulated together with the API, used in manufacture of octreotide capsules are readily available. The octreotide API is formulated with our TPE technology by Lyophilization Services of New England Inc. and filled into capsules and enteric-coated by Capsugel, a division of Lonza, in Scotland. All manufacturers periodically undergo inspections by regulatory authorities.

Octreotide capsules are refrigerated and our NDA included primary stability data covering 24 months under these storage conditions. We have since demonstrated 36 months refrigerated stability for octreotide capsules and plan to update our NDA accordingly upon resubmission. We have also obtained data regarding additional one-month storage at room temperature to support storage of octreotide capsules at room temperature. The FDA has previously indicated that the testing parameters for our control strategy and product release and stability specifications are acceptable. The manufacturing process for the API has been validated at both of our API manufacturers and octreotide capsules manufactured at our CMOs as well as final product packaging has also been validated. In the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA. In December 2016, we were informed that the supplier had recently received its EIR from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future, if any, seeking approval of octreotide capsules in acromegaly.

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

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but most involve administration via injection. Most notably, Camurus AB., in partnership with Novartis, is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Published reports indicate that Camurus AB intends to communicate updated project time-lines for the start of their Phase 3 program in mid-2018 which may directly compete with us for the limited number of acromegaly patients willing to participate in our current clinical trials. MidaTech Pharma PLC also recently announced plans to conduct its first in human study of Q-Octreotide (MTD201), Midatech’s injectable treatment for acromegaly built on its Q-Sphera sustained release platform technology. Assuming positive clinical data, Midatech anticipates a launch as early as 2020. In October 2017, Crinetics Pharmaceuticals, Inc. announced the initiation of a Phase 1, double-blind, randomized, placebo-controlled, single- and-multiple-dose study to evaluate the safety, pharmacokinetics, and pharmacodynamics of CRN00808 in healthy volunteers. CRN00808 is a nonpeptide somatostatin agonist designed to be taken orally. In May 2017, Dauntless Pharmaceuticals, Inc., a privately held biopharmaceutical company announced positive results from its two-part, Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. If any or a combination of CAM2029, MTD201, CRN00808 or DP1038 and our octreotide capsules receive regulatory approval in a similar timeframe, we may face difficulties with our commercial launch with one or more new competitive products launching simultaneously or in similar timeframes.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render octreotide capsules or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing octreotide capsules or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours, especially in light of the expected timing of our release of top-line data from the CHIASMA OPTIMAL trial by the end of 2019. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of octreotide capsules or any future product candidates we may develop, if approved, will be adversely affected.

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

Patents

As of March 1, 2018, our patent portfolio includes four patents issued in the United States; patents issued in foreign jurisdictions; patent applications pending in the United States; and patent applications pending in various foreign jurisdictions. These patents and patent applications include narrow and broad claims directed to polypeptide compositions including octreotide compositions formulated with our TPE technology; capsules containing such compositions; methods of treatment using such compositions; and methods of making various compositions with our TPE technology. This patent family includes three issued U.S. patents and one pending patent application with claims directed to enteric-coated oral dosage form comprising octreotide compositions, capsules containing octreotide compositions, and methods of treating various conditions with related octreotide compositions. Other patents in this family have issued in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Russia, South Africa, and the United Kingdom, and patent applications are pending in other jurisdictions, including Brazil, Canada, China, Europe, Israel and Korea, Mexico, Russia, Australia, and Japan. Patents in this family are expected to expire in 2029, absent any adjustments or extensions. This patent family also includes a 4th issued U.S. patent with claims relating to enteric-coated oral dosage form comprising polypeptide compositions.

We also own two Patent Cooperation Treaty, or PCT, patent applications with claims directed to further uses of octreotide. Patents issuing from any United States nonprovisional and foreign-filed patent applications claiming priority to these PCT applications are expected to expire in 2035 for one PCT application and 2037 for the other PCT application, absent any adjustments or extensions.

We also own a PCT patent application directed to a dosage regimen for octreotide and also directed to methods of treating acromegaly with certain octreotide-containing compositions and dosage regimens. There are corresponding pending applications in the United States and abroad. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this PCT application are expected to expire in 2036, absent any adjustments or extensions.

Additionally, we own two US utility patents directed to proprietary packaging for distribution of octreotide capsules which are expected to expire in 2035, absent any adjustments or extensions. We also own two U.S. design patents, which have been granted in several other jurisdictions and are expected to expire in the U.S. in 2030 and 2033.

Finally, we own one pending PCT patent application directed to further uses of our TPE technology.

Patent Term

The base term of a U.S. utility patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The base term of a U.S. design patent is 14 years from issuance for designs filed before the Patent Law Treaties Implementation Act of 2012 which took effect on May 13, 2015 and 15 years from issuance for designs filed after May 13, 2015. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

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

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. An NDA applicant must submit to the FDA a pediatric study plan typically 60 days after an end-of-Phase 2 meeting with the FDA. Because octreotide capsules received orphan drug designation for the treatment of acromegaly, we do not need to comply with the requirements of PREA at this time. If, however, we seek other indications for octreotide capsules or pursue approval of any other product candidate that does not have orphan drug designation, we may need to comply with PREA or otherwise seek a waiver.

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

The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. This statute has been interpreted to prohibit presenting claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

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

In March 2010, the ACA, was enacted. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services in exchange for state Medicaid coverage of most of the manufacturer’s drugs. ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

•	The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. The ACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% (70% commencing January 1, 2019) discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”).

•	The ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The ACA included the Sunshine Act, which required certain pharmaceutical manufacturers to track and annually report to CMS certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members.

•	The ACA established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plan, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to modify, repeal, or replace elements of the ACA. Thus, the full impact of the ACA, or any law replacing elements of it, on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional congressional action is taken. In January 2013, former President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

On April 16, 2014, the European Commission adopted new clinical trials legislation in an effort to ensure that the rules for conducting clinical trials in the EU will be identical. The new legislation, among other things, will implement a streamlined application procedure with a single entry point for review, harmonize the process for assessing applications for clinical trials, simplify reporting procedures, and increase transparency regarding clinical trials and their outcomes. The legislation, however, is not expected to apply until 2019, at the earliest. Until then, the current law, Clinical Trials Directive 2001/20/EC, continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

Employees

As of March 1, 2018, we had 16 full-time employees located in the United States and in Israel. While none of our employees are represented by a labor union or party to any collective bargaining agreement, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by extension orders issued by the Israel Ministry of Economy (previously the Israeli Ministry of Trade, Industry and Labor).

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

Research and Development

During the year ended December 31, 2017, our total research and development expense was $17.9 million compared to $31.3 million and $19.0 million in the years ended December 31, 2016 and 2015, respectively. The decrease in 2017 was primarily due to approximately $7.4 million of API purchases and pre-commercial manufacturing validation activities during 2016, that did not reoccur in 2017, as well as reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. These decreases were partially offset by an increase in clinical trial costs of $1.3 million. The increase in 2016 as compared to 2015 was primarily due to approximately $7.4 million of API purchases during 2016, our ongoing Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly to support the submission of a MAA to the EMA, activities associated with the manufacturing process validation, and an increase in compensation-related expenses due to the hiring of research and development employees.

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2001. Our principal executive offices are located at 460 Totten Pond Road, Suite 530, Waltham, MA 02451 and our telephone number is (617)-928-5300. Our website address is www.chiasmapharma.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. In addition, the public may read and copy any materials filed by us with the SEC at the SEC’s Reference Room, which is located at 100 F Street NE, Washington, D.C., 20549. Interested parties may call (800) SEC-0330 for further information on the Reference Room. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov. The information contained on our website, or that can be accessed through our website, is not a part of this annual report on Form 10-K and is not incorporated by reference into this Form 10-K.

We own various U.S. federal and foreign trademark registrations and applications, as well as pending and unregistered trademarks and service marks, including “CHIASMA”, “TPE”, “MYCAPSSA”, “MYCAPSSA logo”, “ACROMEGALY CARE logo” and our corporate logo. “CHIASMA”, “MYCAPSSA” and “TPE” are registered U.S. federal trademarks. All trademarks or trade names referred to in this Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

In light of our receipt of a Complete Response Letter, or CRL, from the FDA in April 2016 regarding our New Drug Application, or NDA, for octreotide capsules for the maintenance treatment of U.S. adult patients with acromegaly, our participation in an End of Review Meeting and several additional interactions with the FDA, and despite our receipt of a Special Protocol Assessment, or SPA for our CHIASMA OPTIMAL Phase 3 clinical trial, the approvability of octreotide capsules is uncertain and we may never obtain regulatory approval in the United States.

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

In the End of Review meeting we discussed the concerns raised by the FDA in the CRL, and in the meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. In August 2017, we reached agreement with the FDA under its SPA procedures of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, which includes a placebo control, which trial, if successful, could potentially enable us to resubmit the NDA. We refer to this new Phase 3 trial, which we initiated in September 2017, using the acronym CHIASMA OPTIMAL. We currently estimate that we will report top-line data from this Phase 3 clinical trial by the end of 2019 and that the NDA, if resubmitted, will qualify for a 6-month review period, but the duration of the trial and time provided for the NDA review, if submitted, could take longer. Although we currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from our Phase 3 CHIASMA OPTIMAL trial by the end of 2019 while supporting our Phase 3 MPOWERED trial in parallel, clinical development is inherently uncertain and therefore we may not have the sufficient capital resources necessary to achieve this plan. Further, we may not have sufficient capital resources to fully fund this new trial, or any additional trials that the FDA may require as a condition to approval. We also cannot provide any assurance that if we conduct this new Phase 3 clinical trial we will receive U.S. regulatory approval of octreotide capsules for acromegaly.

Varying interpretations of the data obtained from nonclinical and clinical testing or manufacturing of our product candidates could delay, limit or prevent regulatory approval of octreotide capsules or other product candidates we may develop in the future. Of note, in July 2014, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, elected to terminate our license agreement for octreotide capsules after reviewing the data from the seven-month core treatment period of our first Phase 3 clinical trial of octreotide capsules and after a May 2014 pre-NDA meeting with the FDA. Roche cited no reason for its decision in its formal notice of termination, but stated publicly at the time that it had elected to make this decision after receiving additional information about our first Phase 3 clinical trial and after further consultation with regulatory authorities. Subsequent to this decision, we independently met with the FDA to discuss the clinical development of octreotide capsules, including the first Phase 3 clinical results from the six-month extension phase of the clinical trial (in addition to the seven-month core data provided by Roche in May 2014). At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, the FDA also advised us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our first Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA also informed us that, in its view, a single-arm study was not as informative as a controlled study such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted in our NDA from our single-arm study, and whether these findings would be robust enough to warrant approval, would be review issues as the FDA evaluated our NDA.

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

Even though our Phase 3 CHIASMA OPTIMAL trial is being conducted under a SPA agreed to with the FDA, we cannot guarantee that the design of, or data collected from, this trial or any of our clinical trials will be sufficient to support filing or approval of an NDA.

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

Further, the results from the CHIASMA OPTIMAL trial, a double-blind, placebo controlled clinical trial, may not be sufficiently robust to support the filing or approval of an NDA. In particular, the CHIASMA OPTIMAL trial is also expected to have a relatively small sample size, 50 patients enrolled, and therefore the FDA has indicated that missing data, which might be only a few measurements, may raise questions about data quality and may, ultimately, invalidate the trial results. It should also be noted that the design of the CHIASMA OPTIMAL trial is different in important ways from the design of both our current MPOWERED clinical trial and our completed Phase 3 clinical trial. For example, in contrast to our completed Phase 3 clinical trial, which did not have a placebo arm, the CHIASMA OPTIMAL trial design calls for the randomization of 50% of study patients to placebo capsules, the effect of which we cannot predict. We believe conducting a randomized, double-blind and controlled trial, with a placebo control may be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design. In our completed Phase 3 clinical trial we used IGF-1 < 1.3 times the upper limit of normal as a screening eligibility criteria and the threshold for response whereas in our CHIASMA OPTIMAL trial we use IGF-1 ≤ 1.0 times the upper limit of normal. In light of these new trial design elements, even if we achieve a clinical response consistent with or similar to what we believe we achieved in our completed Phase 3 clinical trial, we may fail to achieve the primary or secondary endpoints of the CHIASMA OPTIMAL trial.

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

We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints and whether the data collected are sufficiently robust to support the interpretability of these analyses, in determining whether to approve our NDA, if resubmitted, for the marketing and sale of octreotide capsules. There can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of our NDA, if resubmitted, for the marketing and sale of octreotide capsules.

We are heavily dependent on the regulatory approval and subsequent commercial success of octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We are a clinical-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. As a result, our potential to generate future revenues is currently dependent upon our ability to obtain regulatory approval and achieve commercial success of octreotide capsules for the treatment of acromegaly in the United States and Europe. Our receipt of a CRL from the FDA to our NDA for octreotide capsules and the requirement to conduct an additional Phase 3 clinical trial to address the concerns raised in the CRL has resulted, and will continue to result, in a significant delay in our ability to commercialize octreotide capsules in the United States, if we are ever able to obtain U.S. regulatory approval at all.

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel (especially since we terminated substantially all of our commercial personnel in June 2016), pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product

(especially since we indefinitely suspended all of our commercial manufacturing commitments during the second quarter of 2016) and implementation of a distribution infrastructure. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules, if approved, in an effort to address the concerns it raised in the CRL and the End of Review meeting or to address findings in the CHIASMA OPTIMAL trial or the MPOWERED clinical trial. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States in the future.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize virtually all of our efforts and financial resources as we continue to pursue the approval of octreotide capsules in the United States and Europe. The success of octreotide capsules, if approved, will depend on several factors, including:

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules;

•	acceptance by patients, the medical community and third-party payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules are approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•	successful implementation of our manufacturing processes and production of sufficient quantities of commercial drug product;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, and taking other measures satisfactory to the FDA; and

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

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

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our second Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, which is referred to as MPOWERED and was initiated in March 2016, is an open-label, randomized, active-controlled study that is currently anticipated to enroll approximately 130 patients in the European Union, Russia, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support submission of a marketing authorization application, or MAA, and potential approval. The FDA has advised us that positive data from the ongoing MPOWERED clinical trial, if obtained, will not be sufficient to address the concerns identified by the FDA in the CRL. Shortly following the receipt of this advice, we commenced the SPA process with FDA for the new Phase 3 CHIASMA OPTIMAL clinical trial. The FDA may never approve an octreotide capsules NDA, if resubmitted following the CHIASMA OPTIMAL trial, our ongoing MPOWERED Phase 3 clinical trial may not be successful, or acceptable to the EMA to support regulatory approval in Europe, the CRL or data produced from the CHIASMA OPTIMAL trial could adversely impact the EMA’s review of our regulatory submission, and therefore we may never receive approval to market octreotide capsules in the United States, Europe or elsewhere.

Importantly, we expect that the safety and efficacy data generated in all of our clinical trials of octreotide capsules, including our completed phase 3 clinical trial, the CHIASMA OPTIMAL clinical trial and the MPOWERED clinical trial, to the extent such data is available at the time of filing, will be integrated into our planned NDA, if resubmitted, and planned MAA filing. While CHIASMA OPTIMAL has been designed to address the FDA’s concerns in the CRL and the MPOWERED trial design has been accepted by the EMA, our ultimate success in the regulatory review process of each planned application for marketing approval could be impacted by the trial results from any of our clinical trials.

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

Other than the June 2015 submission of our NDA for octreotide capsules in acromegaly to the FDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including our ability to obtain regulatory approval, are not successful for the acromegaly indication or are delayed, or if adequate demand for octreotide capsules are not generated, our business and ability to generate revenues will be materially harmed. Failure to obtain regulatory marketing approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

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

In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), in the past some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, parties have filed citizen petitions objecting to the FDA approving a Section 505(b)(2) NDA on scientific, legal and regulatory grounds. Scientific arguments have included the assertions that for the FDA to determine the similarity of the drug in the 505(b)(2) NDA to the listed drug, the FDA would need to reference proprietary manufacturing information or trade secrets in the listed drug’s NDA; that it would be scientifically inappropriate for the FDA to rely on public or nonpublic information about the listed drug because it differs in various ways from the drug in the 505(b)(2) NDA; or that differences between the listed drug and the drug in the 505(b)(2) NDA may impair the latter’s safety and effectiveness. Legal and regulatory arguments have included the assertion that Section 505(b)(2) NDAs must contain a full report of investigations conducted on the drug proposed for approval, and that approving a drug through the 505(b)(2) regulatory pathway would lower the approval standards. In addition, citizen petitions have made patent-based challenges against 505(b)(2) NDAs. For example, petitioners have asserted that the FDA should refuse to file a 505(b)(2) NDA unless it references a specific NDA as the listed drug, because it is “most similar” to the proposed drug, and provides appropriate patent certification to all patents listed for that NDA; or that when a 505(b)(2) NDA is pending before the FDA, but before it is approved, where the FDA approves an NDA for a drug that is pharmaceutically equivalent to the drug that is the subject of the 505(b)(2) NDA, then the FDA should require that the 505(b)(2) NDA be resubmitted referencing the approved NDA as the listed drug and certifying to the listed patents for that approved drug. However, if the FDA or EMA changes its interpretation of Section 505(b)(2) or the hybrid application pathway, or if the FDA’s or EMA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA or EMA, as applicable, from approving any Section 505(b)(2) NDAs or hybrid application pathway MAAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of octreotide capsules for the treatment of acromegaly or any future product candidates we may develop.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and our current and future clinical trials may not be successful. Results of earlier studies and trials may not be predictive of future trial results, and approval in one jurisdiction may not be predictive of approval in other jurisdictions.

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly called MPOWERED to support approval by the EMA. In the CRL and subsequent End of Review meeting minutes, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledged FDA’s feedback contained in the CRL and in the End of Review meeting minutes, and are now conducting a third Phase 3 clinical trial, called the CHIASMA OPTIMAL trial, under the FDA’s SPA procedures, which trial was initiated in September 2017. We may also consider clinical trials of octreotide capsules in indications other than acromegaly, assuming financing is available to us and prior regulatory approvals of octreotide capsules in acromegaly are obtained. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of future trials can adversely affect regulatory approvals previously received.

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

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any future clinical trial results of octreotide capsules may not be successful in acromegaly, or any other indication, if studied. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for acromegaly or other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and varying patient characteristics, including demographic factors and health status. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications, and any other product candidates we may develop, may be adversely impacted.

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

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•	patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications, and our CHIASMA OPTIMAL trial may be particularly difficult to enroll given the placebo-controlled design as well as other ongoing clinical trials in adult acromegaly patients;

•	a facility manufacturing octreotide acetate, octreotide capsules, placebo capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in its CRL to our NDA, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired or a failure to successfully manufacture qualifying clinical trial supplies of oral octreotide capsules or placebo;

•	patients choosing an alternative treatment for acromegaly or any of the indications for which we may develop octreotide capsules or potential product candidates, or participating in competing clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete or missing data;

•	patients experiencing drug-related adverse effects;

•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	third-party clinical investigators losing their licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods that are inconsistent with the clinical trial protocol, good clinical practice, or GCP, requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA, EMA or other regulatory authorities finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•	one or more IRBs or ethics committees refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;

•	delays in adding new clinical trial sites;

•	the inability of the CRO to execute any clinical trials for any reason;

•	the inability to enroll patients who participated in prior clinical trials in our current or planned clinical trials; or

•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

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

Identifying and qualifying patients to participate in clinical trials of octreotide capsules and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing octreotide capsules and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations or they are unwilling to enroll in a clinical trial with a placebo-controlled design, such as our CHIASMA OPTIMAL trial, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of octreotide capsules and any future product candidates we may develop may be delayed. These delays could result in increased costs, and we may not have sufficient capital on hand or the ability to raise additional capital to cover such costs, delays in advancing octreotide capsules or any future product candidates we may develop, delays in testing the effectiveness of future product candidates, if any, or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in Russia, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in Europe. The same limitation is true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we have modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. Further, the issuance of the CRL by the FDA may negatively impact physician or patient attitudes towards octreotide capsules which could significantly delay enrollment in both MPOWERED and CHIASMA OPTIMAL trials or any future trials. In addition, conducting a randomized, double-blind and controlled trial in the United States, as strongly recommended by the FDA in the CRL and End of Review meeting minutes, and as is part of the design of our CHIASMA OPTIMAL trial being conducted per a SPA reached with the FDA in August 2017, may be particularly challenging as we believe it may be difficult to identify patients with acromegaly willing to enroll in a trial with this design. We expect to conduct the MPOWERED and CHIASMA OPTIMAL Phase 3 trials simultaneously, and as such, we will have two active clinical trials competing for the same or similar pools of patients and enrollment in either trial, or both trials, could be negatively impacted.

Patient enrollment is affected by factors including the:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials, such as in the CHIASMA OPTIMAL trial;

•	possibility of being randomized back to current injectable therapies, such as in the MPOWERED trial, or rescued back to current injectable therapies following a loss of biochemical and symptom control, such as in the CHIASMA OPTIMAL trial;

•	proximity and availability of clinical trial sites for prospective patients;

•	availability of competing therapies and clinical trials;

•	perceptions of patients and healthcare providers as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	efforts to facilitate timely enrollment of patients in clinical trials;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. If approved, we expect octreotide capsules will face competition from established drugs and major brand names and also generic versions of these products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules, if approved, because a lower percentage of patients met the criteria for response in our first Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy or if similar data are produced by the CHIASMA OPTIMAL or MPOWERED clinical studies. Competition could also force us to lower prices or could result in reduced sales.

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Pfizer markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs. Most notably, Camurus AB, in partnership with Novartis, is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Published reports indicate that Camurus AB intends to communicate updated project time-lines for the start of their Phase 3 program in mid-2018 which may directly compete with us for the limited number of acromegaly patients willing to participate in our current clinical trials. MidaTech Pharma PLC also recently announced plans to conduct its first in human study of Q-Octreotide (MTD201), Midatech’s injectable treatment for acromegaly built on its Q-Sphera sustained release platform technology. Assuming positive clinical data, Midatech anticipates a launch as early as 2020. In October 2017, Crinetics Pharmaceuticals, Inc. announced the initiation of a Phase 1, double-blind, randomized, placebo-controlled, single- and-multiple-dose study to evaluate the safety, pharmacokinetics, and pharmacodynamics of CRN00808 in healthy volunteers. CRN00808 is a nonpeptide somatostatin agonist designed to be taken orally. In May 2017, Dauntless Pharmaceuticals, Inc., a privately held biopharmaceutical company announced positive results from its two-part, Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. If any or a combination of CAM2029, MTD201, CRN00808 or DP1038 and our octreotide capsules receive regulatory approval in a similar timeframe, we may face difficulties with our commercial launch with one or more new competitive products launching simultaneously or in similar timeframes.

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

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In thirteen studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States. However, there is no guarantee that these estimates are correct. The number of patients with acromegaly, in particular the number of patients for whom our octreotide capsules product, if approved, is approved for use, could actually be significantly lower than these estimates.

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

The commercial success of octreotide capsules, if approved, will depend in large part on the willingness of physicians to prescribe them to their patients. Octreotide capsules, if approved, will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve an acceptable level of prescriptions for octreotide capsules, if approved, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors. The degree of market acceptance of octreotide capsules, if approved, will depend on a number of factors, including:

•	the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules relative to injectable somatostatin analogs and any other treatments available at the time;

•	the relative convenience, number of capsules that need to be taken, requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe octreotide capsules and of the target patient population to try new therapies;

•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;

•	changes in the clinical or economic profiles of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;

•	limitations or warnings contained in labeling approved by the FDA or comparable foreign regulatory authorities;

•	our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement;

•	competitor activities; and

•	our ability to reliably manufacture and supply octreotide capsules.

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

As a result of our June 2016 restructuring action, we generally no longer have a medical affairs organization. Medical affairs personnel are responsible for a number of key activities within biopharmaceutical companies, which include, but are not limited to, providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third-party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science.

Failure to successfully execute these activities could harm our business in the following ways:

•	our reputation among key physicians and scientists in acromegaly and other disease areas of interest to us may suffer;

•	we may not be able to secure the advice and feedback of outside experts to help advance our knowledge and understanding of complex scientific and medical issues;

•	our commercial and corporate functions may not receive adequate medical and scientific information in the creation of their external communications, which could lead to inaccurate information being disseminated about us, our product candidates, our disease areas of interest, or our other scientific endeavors;

•	our promotional, non-promotional, grants, and medical events review processes may not provide an effective control to ensure compliance with applicable laws, regulations and standards; and

•	we may not successfully interact with European or other ex-U.S. healthcare professionals and scientists who could help us execute plans for expansion into Europe or other international markets.

Even if we obtain marketing approval of octreotide capsules or any future product candidates we may develop, we will be subject to ongoing obligations and continued regulatory review, including with respect to the advertising and promotion of any product candidate that obtains approval.

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

The manufacture and packaging of pharmaceutical products, such as octreotide capsules, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the active pharmaceutical ingredient, or API, for octreotide capsules. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules. Although we were informed that the supplier received an Establishment Inspection Report, or EIR, from the FDA, indicating that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved, we expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future, if any, seeking approval of octreotide capsules in acromegaly. There can be no assurances that our suppliers will pass all future inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.

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

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the initiation or completion of an ongoing clinical trial, receipt of marketing approval, or a commercial launch of a product. The achievement of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our strategic decisions on trial design and modifications thereto in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial and MPOWERED Phase 3 trial and produce data packages that could be suitable for submission in both the United States and the European Union;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of octreotide capsules and any future product candidates we may develop;

•	the efforts of our collaborators and the success of our own efforts with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with product manufacturing as well as sales and marketing activities.

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns raised in the CRL, End of Review meeting or the FDA’s review of the CHIASMA OPTIMAL trial or any current or future clinical trials we may conduct. Any such restrictions or potential reservations about efficacy expressed by the FDA or within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

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

The longer term growth of our business depends on our efforts to expand the approved uses of octreotide capsules beyond acromegaly, if approved, and leverage our TPE platform to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to expand the approved uses of octreotide capsules beyond acromegaly, if approved, and utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to potentially develop and commercialize other oral forms of therapies that are currently only available in injectable or other non-absorbable forms. In addition to the development and commercialization of octreotide capsules in acromegaly, if approved, we may pursue development of octreotide capsules for other indications or develop other product candidates alone or in collaboration with other parties. Because we eliminated substantially all of our research and discovery functions during the August 2016 reduction in workforce, we do not currently have the internal capacity to develop any new product candidates. We also may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that can successfully be developed into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates, and we may never be able to engage in licensing transactions that enable a third party to utilize TPE in the development of future product candidates.

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

Our ability to develop a viable pipeline of potential future products may require us to enter into acquisition, license or similar agreements with third parties, and we may not be successful in negotiating the necessary agreements, or in achieving economic terms that will be sufficiently favorable to justify development of one or more such future products.

As a result of the elimination of substantially all of our research functions, we are currently unable to develop future potential products through internal research programs. Therefore, we may consider expanding the scope of future potential product candidates by acquiring or licensing injectable or poorly absorbed drugs from third parties or licensing our TPE technology to third parties.

We may, however, be unable to license or acquire suitable product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. For example, several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog field. These established companies may have a competitive advantage over us due to their size, cash resources and greater research, clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant product candidate or technology on terms that would allow us to make an appropriate return, or the financial terms required by the owners of those product candidates or technologies may be unfavorable enough to preclude successful development and commercialization for such products;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us;

•	we do not currently have dedicated research, business development or commercial personnel on staff;

•	we may be unable to identify suitable products or product candidates within our areas of expertise; or

•	our receipt of the CRL could reduce third-party confidence in our TPE platform and potentially make us a less attractive partner.

In addition, even if we are able to successfully license or acquire suitable technology from third parties, there can be no assurance that we will be able to successfully develop product candidates from such technology or receive necessary approvals to commercialize any such product candidates.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product, if regulatory approvals are obtained. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc., and Bachem Americas Inc. in the United States as our suppliers of the generic API, octreotide acetate. All excipients, or substances formulated together with the API that are used in the manufacture of octreotide capsules, are readily available. The octreotide API is lyophilized, formulated with our TPE technology, filled into capsules and enteric-coated by Lyophilization Services of New England Inc., or LSNE, in Bedford, NH and Capsugel, a division of Lonza, in Livingston, Scotland.

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

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time, particularly following the suspension of our commercial commitments to certain of our manufacturers following the receipt of the CRL. If the manufacturing costs of octreotide capsules remain at current levels or increase, these costs may significantly impact our future operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. Following our receipt of the CRL, we indefinitely suspended our commercial production commitments. In the future, if octreotide capsules are approved, we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

An important part of our strategy may be to enter into licensing or collaboration agreements with respect to octreotide capsules and future product candidates, if any, in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

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

We do not have the ability to conduct our clinical trials independently. We will continue to rely on third parties, including clinical investigators, third-party CROs and consultants, to monitor, manage data for, and execute our ongoing clinical programs for octreotide capsules, and we control only some aspects of their activities. Because we rely on third parties, our internal capacity to perform these functions is limited. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. Nevertheless, we are responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, including, for example, Good Laboratory Practices and Good Clinical Practices, or GCPs. Our reliance on third parties does not relieve us of our regulatory responsibilities. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to perform additional clinical trials in support of our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. Failure to comply with these regulations may require us to repeat nonclinical studies and clinical trials, which would delay the regulatory approval process.

The third parties conducting our clinical trials are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval of or successfully commercialize octreotide capsules and any future product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed.

Risks Related to Our Financial Position and Capital Resources

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our initial public offering, or IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through December 31, 2016, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of December 31, 2017, our cash, cash equivalents and marketable securities were $66.9 million. Since inception, we have incurred significant operating losses. Our net loss was $26.8 million and $61.1 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $205.4 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. In June 2016, in light of the CRL, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules and pursuit of regulatory approval in the United States and Europe for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce in June 2016, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan which further reduced our workforce by approximately 44%, primarily in our research and administrative functions. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. In November 2017, we finalized the termination of our lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. As a result, we recorded approximately $1.0 million of restructuring expenses during the year ended December 31, 2017. We expect to incur significant additional costs conducting and completing our CHIASMA OPTIMAL and MPOWERED clinical trials and to fund our operations in support of these clinical development activities. In addition, we will incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.

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

Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Octreotide capsules are our only current product candidate for which we have conducted clinical trials. We have completed only a single Phase 3 clinical trial to date with this product candidate, although we are currently conducting two Phase 3 clinical trials of octreotide capsules in acromegaly. We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of March 1, 2018, we have a total of 16 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render octreotide capsules or future product candidates we may develop uncompetitive or obsolete. The longer-term success of our business depends upon our ability to develop octreotide capsules for other approved indications and utilize our TPE platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms, which strategy assumes we first obtain regulatory approval of octreotide capsules in acromegaly. We cannot assure you that unforeseen problems will not develop with our TPE technology or applications thereof or that any commercially feasible products will ultimately be developed by us.

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

In February 2016, negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that is being referred to as the EU-US Privacy Shield and a draft adequacy decision was presented by the European Commission on February 29, 2016. On April 13, 2016, the Article 29 Working Party, a body made up of a representative from the data protection authority of each EU member State, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Working Party noted that the framework does not incorporate some of the key principles of the EU data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. On May 26, 2016, the European Parliament adopted a resolution and on July 8, 2016 the European Member States representatives approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission. On July 12, 2016, the U.S. Department of Commerce announced that the EU-US Privacy Shield program would be open to registrants as of August 1, 2016. We conducted a self-assessment and subsequently self-certified under the Privacy Shield Framework in September 2016, and received a notice of acceptance of our self-certification in October 2016. However, there continue to be concerns about whether the EU-US Privacy Shield will face additional challenges (as the Safe Harbor framework did). We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

The Directive will be replaced with the European General Data Protection Regulation, which will enter into force on May 25, 2018, and which will impose additional obligations and risk upon our business and which will increase substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of the total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover for more serious offenses. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Given the breadth and depth of changes in data protection obligations, preparing to meet the GDPR’s requirements before its application on May 25, 2018 requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.

Exchange rate fluctuations between the U.S. dollar and non-U.S. currencies may negatively affect our results of operations.

The U.S. dollar is our functional and reporting currency; however, a portion of our operations are currently conducted in Israel and most of the Israeli expenses are currently paid in New Israeli Shekels, or NIS. We also contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. A portion of these transactions are settled in Euros or Great British Pounds, or GBPs. As a result, we are exposed to the risk that the NIS, Euro or GBP may appreciate relative to the U.S. dollar, or, if the NIS, Euro or GBP instead devalue relative to the U.S. dollar, that the relative inflation rate may exceed such rate of devaluation, or that the timing of such devaluation may lag behind the relative inflation. In any such event, the U.S. dollar cost of our operations in Israel and transactions with certain CROs would increase and our U.S. dollar-denominated results of operations would be adversely affected. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from the material adverse effects of such fluctuations. If the U.S. dollar cost of our operations increases, our U.S. dollar-measured results of operations will be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

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

At December 31, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $146.4 million. The federal NOL carryforwards expire at various dates through 2037. At December 31, 2017, there were no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, substantial changes in our ownership may limit the amount of federal NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. Management has determined that we experienced an ownership change for purposes of Section 382 on August 16, 2005 and May 12, 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $0.1 million for 2017 and each year thereafter. These annual limitations resulted in the loss of our ability to utilize approximately $8.9 million in federal NOL carryforwards, which resulted in a write-off of approximately $3.0 million of federal deferred tax assets prior to 2014. In addition, changes in our stock ownership, which are outside of our control, may have triggered an additional ownership change, as may future changes in our stock ownership. If additional ownership changes have occurred or occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be substantially limited.

Our directors, executive officers and principal stockholders exercise significant control over our company, which will limit your ability to influence corporate matters.

As of December 31, 2017, our executive officers, directors and principal stockholders collectively controlled approximately 62.4% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.25 per share through March 1, 2018. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our interactions with the FDA regarding our product candidate, octreotide capsules in acromegaly;

•	the enrollment and results of our MPOWERED and CHIASMA OPTIMAL Phase 3 clinical trials of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•	any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred on April 15, 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	failure to commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our operations or changes in organizational structure;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation, and developments related thereto;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

We are the subject of securities litigation, which is expensive and may divert our management’s attention.

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our IPO on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in our IPO. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

This litigation and any matters arising out of the allegations may result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We may not be successful in defending these claims and cannot provide assurance that insurance proceeds will be sufficient to cover any costs or liability under such claims.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our securities being less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30 in any year before that time or if we have total annual gross revenue of $1.1 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2017, we had 24,381,605 outstanding shares of common stock, assuming no exercise of outstanding options or warrants.

In addition, the 3,609,766 shares subject to outstanding options under our stock option plans, the 3,190,015 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Since our IPO, four securities analysts have initiated coverage on our company. Since these coverage initiations, and following the receipt of the CRL to our NDA from the FDA, each of these analysts has downgraded their ratings on and lowered their price targets for our stock, three have since dropped coverage, and the fourth has not written an update on us since January 2017. In the event that one or more analysts who now, or in the future, cover us further downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, where our principal executive and administration functions are primarily located in a subleased facility in Waltham, Massachusetts. Our Waltham sublease expires in November 2020. In addition, our international operations are headquartered in a leased facility located in Ness Ziona, Israel, where our development and supply chain operational functions are primarily based. Our Ness Ziona lease expires in December 2020. Based on our current operating plans, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering (“IPO”) on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in our IPO. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “CHMA” on July 16, 2015. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the years ended December 31, 2017 and 2016:

	High	Low
Year ended December 31, 2017
First quarter ended March 31, 2017	$2.30	$1.55
Second quarter ended June 30, 2017	$1.85	$1.25
Third quarter ended September 30, 2017	$2.65	$1.25
Fourth quarter ended December 31, 2017	$2.95	$1.55
Year ended December 31, 2016
First quarter ended March 31, 2016	$19.71	$7.75
Second quarter ended June 30, 2016	$13.38	$2.50
Third quarter ended September 30, 2016	$3.19	$2.40
Fourth quarter ended December 31, 2016	$3.71	$1.75

Holders of Record

On March 8, 2018, the closing price per share of our common stock was $1.60 as reported on the NASDAQ Global Market, and we had approximately 22 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

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

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index, the NASDAQ Biotechnology Index for the period covering from our IPO date of July 16, 2015, through the end of our fiscal year ended December 31, 2017. The graph assumes an investment of $100.00 made on July 16, 2015, in (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Biotechnology Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The graph assumes our closing sale price on July 16, 2015 of $20.00 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.

	7/16/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
Chiasma, Inc.	100.00	99.40	97.85	45.80	14.45	14.70	9.75	8.50	7.25	12.75	8.50
NASDAQ Composite	100.00	93.02	100.96	98.58	98.30	107.80	109.03	120.14	125.10	132.48	141.13
NASDAQ Biotechnology	100.00	82.27	91.33	73.20	71.49	78.65	72.88	79.81	83.66	90.24	85.34

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

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including clinical trial costs (including the international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support anticipated European regulatory approval of octreotide capsules and our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support United States regulatory approval of octreotide capsules), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2017.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenue from license agreement	$—	$—	$—	$13,166	$73,134
Operating expenses:
General and administrative	9,146	21,815	16,456	3,469	8,065
Research and development	17,948	31,317	18,991	11,527	26,455
Restructuring charges	1,038	8,179	—	—	—

Total operating expenses	28,132	61,311	35,447	14,996	34,520

Income (loss) from operations	(28,132)	(61,311)	(35,447)	(1,830)	38,614
Other expenses (income), net	(716)	(547)	300	5	1,209

Income (loss) before income taxes	(27,416)	(60,764)	(35,747)	(1,835)	37,405
Provision (benefit) for income taxes	(590)	347	161	176	1,224

Net income (loss)	(26,826)	(61,111)	(35,908)	(2,011)	36,181
Accretion of deemed liquidation related to Series D redeemable convertible preferred stock	—	—	—	—	(38,504)
Accretion of redeemable convertible preferred stock	—	—	(318)	(904)	(3,034)

Net loss attributable to common stockholders	$(26,826)	$(61,111)	$(36,226)	$(2,915)	$(5,357)

Earnings per share attributable to common stockholders
Basic	$(1.10)	$(2.51)	$(3.25)	$(66.21)	$(125.29)

Diluted	$(1.10)	$(2.51)	$(3.25)	$(66.21)	$(125.29)

Weighted-average shares outstanding:
Basic	24,366,681	24,319,443	11,151,978	44,017	42,760

Diluted	24,366,681	24,319,443	11,151,978	44,017	42,760

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$14,603	$37,013	$41,039	$40,160	$12,850
Marketable securities	52,336	55,971	107,715	—	—
Current assets	68,707	95,094	151,085	40,472	13,288
Total assets	69,883	96,756	153,108	41,399	14,658
Current liabilities	6,745	8,400	6,514	4,318	14,465
Long-term liabilities	664	2,631	3,778	4,613	96
Total liabilities	7,409	11,031	10,292	8,931	14,561
Redeemable convertible preferred stock	—	—	—	104,486	70,732
Total stockholders’ equity (deficit)	62,474	85,725	142,816	(72,018)	(70,635)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and Europe. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.5 billion annually, of which we estimate approximately $775 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration, or the FDA, on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. We expect to release top-line data from this trial by the end of 2019. We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in Europe. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll approximately 130 adult acromegaly patients, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. We currently expect to release top-line data from the MPOWERED trial in 2020.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our historical revenue has been related to one license agreement, which has been terminated. Since our inception and through December 31, 2017, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million was from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of December 31, 2017, our consolidated cash, cash equivalents and marketable securities were $66.9 million, of which $0.2 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $26.8 million and $61.1 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $205.4 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe and plan to continue our Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. We expect the release of top-line CHIASMA OPTIMAL data by the end of 2019 and we expect the release of top-line MPOWERED data in 2020. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

In July 2014, Roche terminated the license agreement. Pursuant to the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient, or API, supplies to continue the development and manufacturing of octreotide capsules, together with Roche’s proposed trade name, “Mycapssa” for octreotide capsules, for an aggregate amount of $5.1 million, payable in three annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in March of 2018, 2017, and 2016. Other than these payments, we have no further financial or operational obligations to Roche.

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

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas. We continue to invest in the clinical development of octreotide capsules. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. We also expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in Europe. The successful development of octreotide capsules are highly uncertain.

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

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules. Following the June 2016 restructuring plan and the termination of primarily all of our commercial personnel, these expenses were significantly reduced throughout 2016. Our marketing expenses in 2017 were immaterial and are expected to continue to be immaterial while our primary business activity involves the conduct of clinical trials.

Restructuring Charges

Restructuring charges consist of employee severance benefits and related costs, contract termination fees, asset write-offs resulting from restructuring plans, suspension fees associated with commercial manufacturing agreements, lease termination fees, and other expenses associated with restructuring our operations.

Other (Income) Expenses, Net

Other income, net consists mainly of interest income earned on our investments, net of interest incurred on our obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision for Income Taxes

We are subject to federal and state income taxes for earnings generated in the United States, and foreign taxes on earnings of our wholly-owned Israeli subsidiary. Our consolidated tax expense is primarily affected by the mix of our foreign subsidiary permanent items, discrete items, and unrecognized tax benefits and to a lesser extent our taxable income (loss) in the United States.

Results of Operations

Comparison for the Years Ended December 31, 2017 and 2016

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Research and Development

	2017	2016	$ Change	% change
	($ in thousands)
Research and development	$17,948	$31,317	$(13,369)	(43%)

During the year ended December 31, 2017, our total research and development expenses decreased by $13.4 million to $17.9 million. This decrease was primarily due to approximately $7.4 million of API purchases and pre-commercial manufacturing validation activities during 2016, that did not reoccur in 2017, as well as reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. These decreases were partially offset by an increase in clinical trial costs of $1.3 million in 2017.

General and Administrative

	2017	2016	$ Change	% change
	($ in thousands)
General and administrative	$9,146	$21,815	$(12,669)	(58%)

For the year ended December 31, 2017, our general and administrative expenses decreased by $12.7 million to $9.1 million. This decrease was primarily due to the reduction in pre-commercial activity expenditures following the CRL, as well as the June and August 2016 reductions in force of substantially all of our commercial personnel and certain administrative functions.

Restructuring Charges

In November 2017, we finalized the termination of our lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. As a result, we recorded approximately $1.0 million of restructuring expenses during the year ended December 31, 2017, which consisted of a lease termination payment of $1.0 million, the write-off of office furniture and equipment of $0.4 million offset by the release of deferred rent liabilities of $0.4 million associated with the terminated lease.

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

Other (Income) Expense, net

Other income totaled $0.7 million for the year ended December 31, 2017, compared to $0.5 million for the year ended December 31, 2016. The improvement was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest expense associated with the lower remaining obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision (Benefit) for Income Taxes

Our total tax benefit was $0.6 million for the year ended December 31, 2017, representing an effective tax rate of 2.16%, as compared to a tax provision of $0.3 million for the year ended December 31, 2016, representing an effective tax rate of (0.6%).

Our deferred tax assets at December 31, 2017 and 2016 were approximately $24,000 and $86,000, respectively. Deferred tax assets were reported net of valuation allowances of $40.0 million and $49.1 million at December 31, 2017 and 2016, respectively, primarily as a result of the recording of a full valuation allowance against U.S. net operating loss, or NOL, carryforwards, as we believe it is more likely than not that we will not be able to generate sufficient future taxable income to absorb them. At December 31, 2017, we had U.S. federal NOL carryforwards of $146.4 million. The U.S. federal NOL carryforwards expire at various dates through 2037. At December 31, 2017, we had no Israeli NOL carryforwards. At December 31, 2017, we had approximately $1.0 million of U.S. federal alternative minimum tax credit carryforwards that do not expire. Federal tax reform, enacted in December 2017, allows for U.S. federal alternative minimum tax credit carryforwards to be refunded between 2018 and 2021. We have a history of generating losses and are forecasting that we will not generate taxable income through 2021 which would otherwise limit our ability to realize the U.S. Federal alternative minimum tax credit. Accordingly, we have recorded the U.S. Federal alternative minimum tax credit as a benefit to the income tax provision.

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

Comparison for the Years Ended December 31, 2016 and 2015

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Research and Development

	2016	2015	$ Change	% Change
	($ in thousands)
Research and development	$31,317	$18,991	$12,326	65%

During the year ended December 31, 2016, our total research and development expenses increased by $12.3 million, or 65%, compared to the prior year, primarily due to approximately $7.4 million of API purchases during the year ended December 31, 2016, our ongoing MPOWERED Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly, activities associated with the manufacturing process validation, and an increase in compensation-related expenses due to the hiring of research and development employees.

General and Administrative

	2016	2015	$ Change	Percent change
	($ in thousands)
Marketing	$7,672	$7,317	$355	5%
General and administrative	14,143	9,139	5,004	55%

Total general and administrative expenses	$21,815	$16,456	$5,359	33%

During the year ended December 31, 2016, our marketing expenses increased by $0.4 million to $7.7 million. This increase was primarily due to pre-commercial activities related to octreotide capsules and greater compensation-related expenses associated with our expanded U.S. marketing and sales leadership team hired in anticipation of our expected FDA approval of octreotide capsules in April 2016 for commercialization in the United States, which did not occur.

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

Our deferred tax assets at December 31, 2016 and 2015 were approximately $86,000 and $70,000, respectively. Deferred tax assets were reported net of valuation allowances of $49.1 million and $24.8 million at December 31, 2016 and 2015, respectively, primarily as a result of the recording of a full valuation allowance against NOL carryforwards, as we believe it is more likely than not that we will not be able to generate sufficient future taxable income to absorb them. At December 31, 2016, we had federal NOL carryforwards of $126.9 million. The federal NOL carryforwards expire at various dates through 2035. At December 31, 2016, we had no Israeli NOL carryforwards. At December 31, 2016, we had approximately $1.0 million of federal alternative minimum tax credit carryforwards that do not expire.

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through December 31, 2017, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million was from selling shares of common stock in our IPO, $161.4 million was from the issuance of private securities, and $12.0 million was from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of December 31, 2017, our cash and cash equivalents were $14.6 million, of which $0.2 million was held by our Israeli subsidiary. In addition, as of December 31, 2017, we have $52.3 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and Europe, including clinical trial costs (including our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support regulatory approval of octreotide capsules in the United States and our international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support regulatory approval of octreotide capsules in Europe), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and Europe, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

In June 2016, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan that included the reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. In November 2017, we terminated the lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from our Phase 3 CHIASMA OPTIMAL trial by the end of 2019 while supporting our Phase 3MPOWERED trial in parallel. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of the development and regulatory review of octreotide capsules;

•	the progress and results of our ongoing clinical trial of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we develop, acquire or in-license other product candidates and technologies or explore or consummate other strategic transactions.

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings and debt financings and we may opportunistically consider license and collaboration arrangements. We are currently eligible to file a shelf registration statement and believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we plan to file a shelf registration statement on Form S-3 with the Securities and Exchange Commission in the near future. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2017 and 2016:

	2017	2016
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(24,424)	$(51,964)
Investing activities	3,712	49,033
Financing activities	(1,698)	(1,095)

Operating Activities

Net cash used in operating activities was $24.4 million in 2017, and primarily consisted of $26.8 million in net loss, adjusted for non-cash items of $2.8 million (primarily stock-based compensation of $3.5 million and partially offset by benefit for deferred income taxes) and was offset by working capital decreases of $0.4 million (primarily driven by the decrease in accounts payable and accrued expenses and partially offset by the decreases in prepaid and other current assets and other assets). Net cash used in operating activities was $52.0 million in 2016, and primarily consisted of $61.1 million in net loss, adjusted for non-cash items of $5.4 million (primarily stock-based compensation of $3.3 million and non-cash restructuring charges of $1.5 million) and was offset by working capital increases of $3.7 million (primarily driven by the increase in accounts payable, accrued expenses, other liabilities and the decrease in prepaid and other current assets).

Investing Activities

Net cash provided by investing activities was $3.7 million in 2017, primarily related to the net maturities of marketable securities. Net cash provided by investing activities was $49.0 million in 2016, primarily related to the net maturities of marketable securities and was partially offset by $3.0 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $1.7 million in 2017, related to the second $1.7 million installment payment on the termination of the Roche license agreement. Net cash used in financing activities was $1.1 million in 2016, primarily related to the first $1.7 million installment payment related to the termination of the Roche license agreement and was partially offset by $0.6 million of proceeds from stock option exercises.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2017:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	($ in thousands)
Operating leases	$370	$156	$214	$—	$—
Short term purchase obligations	1,700	1,700	—	—	—

Total contractual obligations	$2,070	$1,856	$214	$—	$—

Operating Leases. This amount represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2017 for our current and future facilities in the U.S. and Israel. The minimum lease payments do not include common area maintenance charges or real estate taxes.

Short-term Purchase Obligation. Upon termination of the Roche agreement in 2014, we purchased API supplies from Roche to continue the development and manufacturing of octreotide capsules and Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in March of 2018, 2017, and 2016. We have no further obligations to Roche upon full payment of these amounts.

The table excludes potential payments we may be required to make under manufacturing and CRO agreements as the timing of when these payments will be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, the fair value of common stock and other equity instruments, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, and accounting for certain accruals. We assess these estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Clinical trial costs

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties on an evaluation of the progress to completion of specific tasks using data such as hours spent in performance of services, patient enrollment, clinical site activation, and other information provided to us by our vendors. We make estimates of our clinical trial accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we assess our estimates of accrued expenses accordingly.

If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based Compensation

We account for all stock-based compensation to employees and nonemployees based on their fair values on the date of grant. The fair value of stock-based awards to nonemployees is remeasured as the award vests. For employee stock-based awards with only service conditions, we recognize compensation on a straight-line basis over the requisite service period, which is usually the vesting period of the award, net of any actual forfeitures.

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

We evaluate the tax positions we have taken when preparing our federal, state, local and foreign income tax returns, and determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. As of December 31, 2017 and 2016, we have provided a liability of $0.5 million and $0.5 million, respectively. We account for interest and penalties related to uncertain tax positions as part of our other expenses.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had $14.6 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short term corporate notes. In addition, we had $52.3 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of short-term investments of $0.2 million. As of December 31, 2017, we did not have any outstanding borrowings so that we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months has been approximately 9%, 9% and 11%, respectively. As of December 31, 2017, we held $0.2 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(d)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

7(b)	Exhibit Index.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

3.2	Amended and Restated Bylaws of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

4.1	Form of Common Stock certificate of the Company, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated as of December 16, 2014, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.3	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series D preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.4	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series E preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.1†	Israeli Stock Option Plan 2003 and forms of agreements thereunder, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.2†	2015 Stock Option and Incentive Plan and forms of agreement thereunder, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.3†	2015 Employee Stock Purchase Plan, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.4†	Senior Executive Cash Incentive Bonus Plan, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.5†	Amended and Restated Employment Agreement dated as of September 27, 2016 by and between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on September 30, 2016

10.6†	Employment Agreement dated as of December 16, 2014, as amended, by and between Chiasma (Israel) Ltd. and Roni Mamluk, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.7†	Amendment to Employment Agreement, dated as of November 15, 2016, by and between Chiasma (Israel) Ltd. And Roni Mamluk, incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2017

10.8†	Amendment to Employment Agreement, dated as of December 14, 2016, by and between Chiasma (Israel) Ltd. And Roni Mamluk, incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2017

10.9†	Separation Settlement Agreement and Release, dated as of March 31, 2017, by and between Chiasma (Israel) Ltd. and Roni Mamluk, incorporated by reference from our Current Report on Form 8-K filed on June 19, 2017

10.10†	Director Agreement, dated as of April 1, 2017, by and between Chiasma (Israel) Ltd. and Roni Mamluk, incorporated by reference from our Current Report on Form 8-K filed on June 19, 2017

Exhibit No.

10.11†	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and Drew Enamait, incorporated by reference from our Current Report on Form 8-K filed on February 28, 2018

10.12	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.13†	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 5, 2017

10.14	Sublease dated as of November 20, 2015 by and between the Company and Cimpress USA Incorporated (f/k/a Vistaprint USA, Incorporated), incorporated by reference from our Annual Report on Form 10-K filed on March 17, 2016

10.15	Sublease Termination Agreement dated as of November 8, 2017 by and between the Company and Cimpress USA Incorporated, incorporated by reference from our Current Report on Form 8-K filed on November 11, 2017

10.16*	Lease dated as of November 15, 2017 by and between the Company and NWALP TPOP Property Owner LLC

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Kost Forer Gabbay & Kasierer

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2017 and 2016, (b) our Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015, (c) our Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2015, (d) our Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015 and (f) the Notes to such Consolidated Financial Statements

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 20, 2018.

Chiasma, Inc.

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark J. Fitzpatrick Mark J. Fitzpatrick	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 20, 2018

/s/ Drew Enamait Drew Enamait	Vice President, Finance and Administration (Principal Accounting Officer)	March 20, 2018

/s/ David Stack David Stack	Director	March 20, 2018

/s/ Todd Foley Todd Foley	Director	March 20, 2018

/s/ Bard Geesaman, M.D., Ph.D. Bard Geesaman, M.D., Ph.D.	Director	March 20, 2018

/s/ Roni Mamluk, Ph.D. Roni Mamluk, Ph.D.	Director	March 20, 2018

/s/ Scott Minick Scott Minick	Director	March 20, 2018

/s/ John Scarlett, M.D. John Scarlett, M.D.	Director	March 20, 2018

/s/ John F. Thero John F. Thero	Director	March 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chiasma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chiasma, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 20, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chiasma Inc.

We have audited the accompanying consolidated balance sheet of Chiasma Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and shareholders’ equity (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiasma Inc. at December 31, 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

March 17, 2016

CHIASMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$14,603	$37,013
Marketable securities	52,336	55,971
Prepaid expenses and other current assets	1,768	2,110

Total current assets	68,707	95,094
Property and equipment, net	193	683
Other assets	983	979

Total assets	$69,883	$96,756

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,017	$1,166
Accrued expenses	4,033	5,534
Other current liabilities	1,695	1,700

Total current liabilities	6,745	8,400
Long-term liabilities	664	2,631

Total liabilities	7,409	11,031

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at December 31, 2017 and December 31, 2016; issued and outstanding 24,381,605 shares at December 31, 2017 and 24,359,584 shares at December 31, 2016	244	244
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	267,642	264,017
Accumulated other comprehensive loss	(59)	(9)
Accumulated deficit	(205,353)	(178,527)

Total stockholders’ equity	62,474	85,725

Total liabilities and stockholders’ equity	$69,883	$96,756

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$9,146	$21,815	$16,456
Research and development	17,948	31,317	18,991
Restructuring charges	1,038	8,179	—

Total operating expenses	28,132	61,311	35,447

Loss from operations	(28,132)	(61,311)	(35,447)
Other expenses (income), net	(716)	(547)	300

Loss before income taxes	(27,416)	(60,764)	(35,747)
Provision (benefit) for income taxes	(590)	347	161

Net loss	(26,826)	(61,111)	(35,908)

Accretion of redeemable convertible preferred stock	—	—	(318)

Net loss attributable to common stockholders	$(26,826)	$(61,111)	$(36,226)

Earnings per share attributable to common stockholders
Basic	$(1.10)	$(2.51)	$(3.25)

Diluted	$(1.10)	$(2.51)	$(3.25)

Weighted-average shares outstanding:
Basic	24,366,681	24,319,443	11,151,978

Diluted	24,366,681	24,319,443	11,151,978

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(26,826)	$(61,111)	$(35,908)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	(50)	(32)	23

Total other comprehensive income (loss)	(50)	(32)	23

Comprehensive loss	$(26,876)	$(61,143)	$(35,885)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

												Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity (deficit)
	Redeemable Convertible Preferred Stock
	Series B1’ Preferred		Series C’ Preferred		Series D’ Preferred		Series E Preferred		Total	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
	(in thousands except shares)
Balance, December 31, 2014	1,134,997	$9,144	40,430,250	$40,430	38,504,439	$22,054	33,774,763	$32,858	$104,486	44,326	$—	$9,490	$—	$(81,508)	$(72,018)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,258	—	—	3,258
Exercise of stock options	—	—	—	—	—	—	—	—	—	205,721	2	682	—	—	684
Exercise of warrants	—	—	—	—	—	—	—	—	—	39,789	1	13	—	—	14
Additional paid in capital on account of vested portion of restricted stocks	—	—	—	—	—	—	—	—	—	—	—	63	—	—	63
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $258 and warrants for common stock	—	—	—	—	—	—	35,948,023	34,213	34,213	—	—	1,477	—	—	1,477
Issuance of common stock, conversion of preferred stock	(1,134,997)	(9,144)	(40,430,250)	(40,430)	(38,504,439)	(22,054)	(69,722,786)	(67,389)	(139,017)	16,403,011	164	138,853	—	—	139,017
Issuance of common stock, Initial public offering net of issuance costs of $ 2,394	—	—	—	—	—	—	—	—	—	7,319,750	73	106,451	—	—	106,524
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	318	318	—	—	(318)	—	—	(318)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,908)	(35,908)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	$—	24,012,597	$240	$259,969	$23	$(117,416)	$142,816

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2015	24,012,597	$240	$259,969	$23	$(117,416)	$142,816
Stock-based compensation	—	—	3,346	—	—	3,346
Exercise of stock options	292,235	3	597	—	—	600
Exercise of warrants into common stock	54,752	1	4	—	—	5
Additional paid in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(61,111)	(61,111)

Balance, December 31, 2016	24,359,584	244	264,017	(9)	(178,527)	85,725

Stock-based compensation	—	—	3,522	—	—	3,522
Exercise of stock options	22,021	—	2	—	—	2
Additional paid in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(26,826)	(26,826)

Balance, December 31, 2017	24,381,605	$244	$267,642	$(59)	$(205,353)	$62,474

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Operating Activities:
Net loss	$(26,826)	$(61,111)	$(35,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	152	433	201
Stock-based compensation	3,522	3,346	3,258
Amortization of premium on marketable securities, net	(150)	(150)	46
Benefit for deferred income taxes	(884)	(16)	(30)
Non-cash interest expense	131	246	349
Non-cash restructuring charges	—	1,474	—
Loss (gain) on sale of property and equipment	—	67	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	820	674	(1,737)
Accounts payable and accrued expenses	(1,616)	1,805	496
Other assets	402	(14)	(171)
Other current and long-term liabilities	25	1,282	198

Net cash used in operating activities	(24,424)	(51,964)	(33,303)
Investing Activities:
Purchase of marketable securities	(89,163)	(117,146)	(108,236)
Maturities of marketable securities	92,898	169,006	500
Decrease in value of other assets	—	—	(1,119)
Purchases of property and equipment	(23)	(2,964)	(269)
Proceeds from sale of property and equipment	—	137	12

Net cash provided by (used in) investing activities	3,712	49,033	(109,112)
Financing Activities:
Payment under license termination agreement	(1,700)	(1,700)	—
Proceeds from issuance of Series E redeemable convertible preferred stock and warrants for common stock, net	—	—	35,690
Proceeds from the issuance of common stock, net	—	—	106,524
Proceeds from issuance of restricted stock	—	—	382
Exercise of warrants	—	5	14
Exercise of stock options	2	600	684

Net cash provided by (used in) financing activities	(1,698)	(1,095)	143,294

Net increase (decrease) in cash and cash equivalents	(22,410)	(4,026)	879
Cash and cash equivalents, beginning of year	37,013	41,039	40,160

Cash and cash equivalents, end of year	$14,603	$37,013	$41,039

Supplemental Non-Cash Financing Activities:
Conversion of preferred stock	$—	$—	$139,017

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$51	$140	$69

Cash received for interest	$—	$—	$33

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us”, “our” or “Chiasma”. We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and Europe. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in Europe. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll approximately 130 adult acromegaly patients, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share, resulting in net proceeds to us of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. In connection with the closing of the IPO on July 21, 2015, all of our outstanding redeemable convertible preferred stock automatically converted into 16,403,011 shares of common stock. The significant increase in shares outstanding in July 2015 impacted the year-over-year comparability of our net loss per share calculations for the year ended December 31, 2015.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our product candidate, octreotide capsules for the treatment of acromegaly in the United States and Europe, both of which may never occur.

We expect to continue with our ongoing international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the United States and ongoing international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in Europe. In June and August 2016, we announced two separate corporate restructuring plans, which were completed in 2017, intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these consolidated financial statements are issued. We expect to continue to incur significant operating losses for the foreseeable future.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail our planned development of octreotide capsules. Any of these actions could materially harm our business, results of operations and future prospects. Failure to obtain regulatory approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, the fair value of common stock and other equity instruments, accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, and accounting for certain accruals. We assess these estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments which mature within three months or less from the date of purchase.

Marketable Securities

Our investments primarily consist of commercial paper and corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other expenses (income), net, on our consolidated statements of operations.

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Foreign currency translation

We use the U.S. dollar as our functional currency. Monetary assets and liabilities denominated in foreign currency are re-measured at current rates and non-monetary assets denominated in foreign currency are recorded at historical exchange rates. Realized and unrealized exchange gains or losses from transactions and re-measurement adjustments are reflected in other expense (income), net, in the accompanying consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income (loss) includes unrealized gains and losses on available for sale securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income (loss) for the years ended December 31, 2017, 2016 or 2015.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business in one operating segment.

Other assets

Other assets consist of long-term restricted deposits, prepayments, and deferred tax assets. Long-term restricted deposits represent interest-bearing money market accounts held as security deposits against bank guarantees.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. We routinely maintain deposits in financial institutions in excess of government insured limits. Management believes that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and we have not experienced any significant losses in these deposits. We regularly invest excess operating cash in deposits with major financial institutions and money market funds and in notes issued by the U.S. government, as well as in fixed income investments and bond funds, both of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

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

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and to be recognized. The amount of impairment loss to be recognized is the excess of the carrying value over the fair value of the related asset. We did not record any impairments during the years ended December 31, 2017, 2016 (other than described in Note 17) and 2015.

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

Long-term purchase obligation

Our long-term purchase obligation represents aggregate amounts payable to F. Hoffman- La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”) for the purchase of certain active pharmaceutical ingredient (“API”) supplies and the trade name (“MYCAPSSA”) for octreotide capsules following the termination of our license agreement with Roche in July 2014. The amount is payable in three equal annual installments and is recorded at its present value. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is recorded as interest expense over the payment term and included in other expenses (income), net, in the accompanying consolidated statements of operations.

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

Clinical trial costs

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties on an evaluation of the progress to completion of specific tasks using data such as hours spent in performance of services, patient enrollment, clinical site activation, and other information provided to us by our vendors. We make estimates of our clinical trial accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we assess our estimates of accrued expenses accordingly.

Patent costs

Patent costs are expensed as incurred as their realization is uncertain. These costs are classified as general and administrative in the accompanying consolidated statements of operations.

Redeemable convertible preferred stock

We classify redeemable convertible preferred stock as temporary equity in the accompanying consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) due to redemption rights granted to the holders that are outside of our control. We recorded redeemable convertible stock initially at the original issuance price net of issuance costs and discounts, if any, according to relative fair value method. When the initial recorded amount is less than the redemption value, we accrete the recorded amount up to the redemption value over the redemption period using the effective interest method, plus dividends expected to be paid upon redemption, if any. We accrete the recorded amount up to the deemed liquidation upon the occurrence of any such event. On the effective date of our IPO, the redeemable convertible preferred stock automatically converted into common stock.

Warrants

Common stock warrants issued in connection with the issuance of redeemable convertible preferred stock were classified as a component of stockholders’ equity because they are free standing financial instruments that are legally detachable and separately exercisable from the redeemable convertible preferred stock, are contingently exercisable, do not embody an obligation for us to repurchase the shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, the common stock warrants require physical settlement and do not provide any guarantee of value or return. Common stock warrants were initially recorded at their relative fair value and were not subsequently re-measured. Common stock warrants were valued using Black-Scholes option pricing model.

Stock-based compensation

We account for all stock-based compensation to employees and nonemployees based on their fair values on the date of grant. The fair value of stock-based awards to nonemployees is remeasured as the award vests. For employee stock-based awards with only service conditions, we recognize compensation on a straight-line basis over the requisite service period, which is usually the vesting period of the award, net of any actual forfeitures.

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

We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. We account for interest and penalties related to uncertain tax positions as part of our other expenses in the accompanying consolidated financial statements.

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

Earnings per share attributable to common stockholders

We compute basic earnings per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. During periods in which we incurred a net loss, we allocate no net loss to participating securities because they do not have a contractual obligation to share in the net loss. We compute diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive.

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective transition approach, which includes a number of optional practical expedients that we may elect to apply, is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

3. Investments

Our investments consisted of the following as of December 31, 2017 and 2016:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$12,399	$—	$—	$12,399
Corporate notes	29,788	—	(35)	29,753
Commercial paper	22,607	1	(25)	22,583

Total	$64,794	$1	$(60)	$64,735

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$35,218	$—	$—	$35,218
Corporate notes	22,347	—	(7)	22,340
Commercial paper	33,633	7	(9)	33,631

Total	$91,198	$7	$(16)	$91,189

As of December 31, 2017, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the years ended December 31, 2017, 2016 or 2015.

The fair values of our investments by classification in our consolidated balance sheets as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
	($ in thousands)
Cash and cash equivalents	$12,399	$35,218
Marketable securities	52,336	55,971

Total	$64,735	$91,189

Cash and cash equivalents in the table above exclude cash of $2.2 million and $1.8 million as of December 31, 2017 and 2016, respectively. The contractual maturity dates of all of our investments are less than one year.

4. Fair Value Measurements and Fair Value of Financial Instruments

Certain assets and liabilities are reported at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$12,399	$—	$—	$12,399

Total cash equivalents	$12,399	$—	$—	$12,399
Marketable securities:
Corporate notes	$—	$29,753	$—	$29,753
Commercial paper	—	22,583	—	22,583

Total marketable securities	—	52,336	—	52,336

Total	$12,399	$52,336	$—	$64,735

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$35,218	$—	$—	$35,218

Total cash equivalents	$35,218	$—	$—	$35,218
Marketable securities:
Corporate notes	$—	$22,340	$—	$22,340
Commercial paper	—	33,631	—	33,631

Total marketable securities	—	55,971	—	55,971

Total	$35,218	$55,971	$—	$91,189

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2017 or 2016. We did not have any Level 3 assets being measured at fair value on a recurring basis as of December 31, 2017 or 2016. There were no transfers between measurement levels during the years ended December 31, 2017 and 2016.

5. Earnings per Share Attributable to Common Stockholders

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the years ended December 31, 2017, 2016 and 2015. Since we have reported a net loss attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for those periods.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	($ in thousands)
Computer equipment and software	$359	$406
Office furniture and equipment	173	593

Property and equipment, at cost	532	999
Less accumulated depreciation	(339)	(316)

Property and equipment, net	$193	$683

Depreciation expense was $0.2 million, $0.4 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	($ in thousands)
Accrued general and administrative expenses	$752	$547
Accrued research and development expenses	2,501	2,107
Accrued payroll and employee benefits	780	2,597
Accrued restructuring costs	—	283

Total accrued expenses	$4,033	$5,534

8. License Agreement

In December 2012, we signed a license agreement with Roche, which was effective in January 2013, and granted Roche an exclusive, non-transferable license to our intellectual property related to the octreotide capsules. Under the terms of the agreement, Roche obtained worldwide rights to research, develop, make, import, export, sell, market or distribute the commercial product. We retained certain research and development activities under a joint development plan and all rights to the intellectual property contained in the agreement.

In July 2014, Roche terminated the license agreement. Upon termination, Roche returned all rights and documentation granted under the agreement to us. We were relieved of further obligations under the agreement.

Following the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche API supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in March of 2018, 2017, and 2016. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and is being recorded as interest expense over the payment term. Other than these payments, we have no other financial and operational obligations to Roche.

9. Warrants

As of December 31, 2015, there were warrants outstanding for the purchase of 3,621,767 shares of common stock with exercise prices ranging from $0.09 to $9.13. The warrants were issued at various points between June 2011 and February 2015 with expiration dates ranging from June 2016 through February 2025. There were no warrants exercised during the year ended December 31, 2017. There were 54,752 warrants exercised during the year ended December 31, 2016. There were warrants for the purchase of 3,567,015 shares of common stock outstanding as of December 31, 2017.

10. Redeemable Convertible Preferred Stock

During the years ended December 2012 and 2013, we issued an aggregate of 38,504,439 shares of Series D redeemable convertible preferred stock (the “Series D preferred”) and warrants to purchase up to an aggregate of 1,698,066 shares of Common Stock at an exercise price of $0.09 per share (the “Warrants”), for aggregate gross proceeds of $38.5 million, of which $34.8 million was allocated to the Series D preferred and $3.6 million was allocated to the Warrants, net of issuance cost in the amount of $0.1 million. Since the Series D preferred was issued in conjunction with freestanding detachable warrants, the proceeds from the issuance were allocated to each freestanding instrument based on their relative fair value.

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

In July 2015, we approved a 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of Chiasma up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. The compensation committee of the Board of Directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2018 and 2017. As of December 31, 2017, the total number of shares authorized for stock award plans is 7,114,037 of which 3,190,015 remain available for grant. There are 3,609,766 stock options outstanding as of December 31, 2017. The fair value of each stock option issued was estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Expected volatility	74%	75%	75%
Expected term (years)	5.69	6.22	6.26
Risk-free interest rate	1.81%	1.45%	1.71%
Expected dividend yield	0%	0%	0%

A summary of option activity as of December 31, 2017 and the year then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	3,652,801	$4.95	8.27	$779,340
Exercised	(22,021)	$0.09
Granted	116,750	$1.48
Forfeited/Expired	(137,764)	$9.18

Outstanding, December 31, 2017	3,609,766	$4.71	7.38	$668,434

Exercisable, December 31, 2017	2,250,316	$4.68	6.80	$632,034

Vested and expected to vest, December 31, 2017	3,609,766	$4.71	$7.38	$668,434

The weighted-average grant date per-share fair value of stock options granted during 2017, 2016 and 2015 was $0.95, $4.38 and $6.76, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $40,000, $3.5 million and $1.8 million, respectively.

At December 31, 2017, there was $4.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based compensation expense for 2017, 2016 and 2015 consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
General and administrative	$1,510	$1,717	$1,848
Research and development	2,012	1,629	1,410

Total	$3,522	$3,346	$3,258

During 2015, two directors exercised options to purchase an aggregate of 122,644 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock are presented as long-term liabilities within the accompanying consolidated balance sheet, since we have the right to repurchase the unvested portion of the restricted stock following termination of the services of their holder. The long-term liability is released to additional paid-in capital per the original vesting schedule of the options. As of December 31, 2017, there were 35,772 restricted shares outstanding and the outstanding balance of the liability was $0.1 million. The weighted average grant date fair value of the options was $2.62.

13. Income Taxes

Our loss before provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Domestic	$(27,703)	$(61,390)	$(35,219)
Foreign	287	626	(528)

Total	$(27,416)	$(60,764)	$(35,747)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Current provision for income taxes:
U.S.	$13	$12	$—
Foreign	281	351	191

Total current provision for income taxes	294	363	191
Deferred tax benefit - U.S. Federal	(956)	—	—
Deferred tax provision (benefit) - foreign	72	(16)	(30)

Total deferred benefit for income taxes	(884)	(16)	(30)

Total provision (benefit) for income taxes	$(590)	$347	$161

A reconciliation setting forth the differences between our effective tax rates and the U.S. federal statutory tax rate is as follows:

	For the Years Ended December 31,
	2017	2016	2015
U.S. federal tax provision at statutory rate	34.00%	34.00%	34.00%
State and local tax, net of federal benefit	4.39%	4.75%	5.64%
Foreign rate differences	0.79%	0.42%	0.08%
Non-deductible foreign stock compensation	(1.73%)	(0.63%)	(1.16%)
Effect of other permanent differences	(0.66%)	(0.29%)	(0.05%)
Uncertain tax positions	0.13%	(0.03%)	(0.53%)
Change in valuation allowance	33.17%	(39.99%)	(37.74%)
Federal Tax Reform Rate Change	(68.55%)	0.00%	0.00%
Other adjustments	0.62%	1.16%	(0.69%)

Effective tax rate	2.16%	(0.61%)	(0.45%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
	($ in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$37,882	$44,778
Tax credit carryforwards	—	1,024
Intangible and other related assets	312	347
Accrued expenses	627	1,826
Stock compensation	1,067	979
Other	120	251

Total deferred tax assets	40,008	49,205
Valuation allowance	(39,984)	(49,119)

Net deferred tax assets	$24	$86

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future U.S. taxable income will be sufficient to realize our deferred tax assets. Accordingly, a full valuation allowance has been provided against our U.S. net deferred tax assets. The valuation allowance decreased by $9.1 million and increased by $24.3 million in 2017 and 2016, respectively. The decrease in 2017 is primarily related to Federal tax reform reducing the Federal tax rate to 21% which resulted in a decrease to our deferred assets and a corresponding decrease to the valuation allowance. The increase in 2016 is primarily the result of an increase in net operating loss (“NOL”) carryforwards.

In December 2017, the Tax Cuts and Jobs Act of 2017 (“tax reform” or the “tax law”) was enacted. The tax reform reduced our U.S. corporate income tax rate from 34% to 21% beginning in 2018. Deferred tax assets and liabilities are measured using the enacted rate for the period in which they are expected to reverse. Accordingly, the reduction to the U.S. Federal corporate tax rate reduced our net U.S. deferred tax asset by $18.8 million which was offset by a corresponding reduction to its valuation allowance. In addition, the tax reform includes a transition tax in which all foreign earnings are deemed to be repatriated to the U.S. We are in the process of calculating the impact of the transition tax. Pursuant to Staff Accounting Bulletin No. 118, our measurement period for the tax impact of the transition tax is still open. At this time, we do not anticipate future material adjustments to our financial statements due to the transition tax.

At December 31, 2017, we had U.S. Federal and state NOL carryforwards totaling approximately $146.4 million and $113.1 million, respectively, that expire at various dates through 2037. At December 31, 2017, we had no Israeli NOL carryforwards, and approximately $1.0 million of U.S. Federal alternative minimum tax credit carryforwards that do not expire. The tax reform also allows us to receive the U.S. Federal alternative minimum tax credit carryforward in the form of a refund from 2018 through 2021. We have a history of generating losses and are forecasting that we will not generate taxable income through 2021 which would otherwise limit our ability to realize the U.S. Federal alternative minimum tax credit. Accordingly, we have recorded a receivable of $1.0 million for the U.S. Federal alternative minimum tax credit refund in the accompanying consolidated balance sheet as of December 31, 2017.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset our U.S. Federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. We have determined that we experienced an ownership change for purposes of Section 382 in August 2005 and May 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the U.S. Federal level. The annual limit is approximately $0.1 million for 2008, and each year thereafter. We are currently in the process of performing a Section 382 study for our year ended December 31, 2017. At this point in time, it is uncertain if we have undergone an ownership change as defined by Section 382. If we have in fact undergone an ownership change, our NOL carryforwards may be substantially limited.

Our Israeli subsidiary has been recognized as a research and development company by the Head of the Israeli Administration of Industrial Research and Development and is entitled to tax benefits by virtue of the “beneficiary enterprise” status granted to part of its business activities under the Israeli Law for the Encouragement of Capital Investments 1959. The tax benefits include reduced tax rates on the research and development portion of its income during the first ten years of the benefit period (commenced in 2008). We benefit from a 20.6% tax rate for its income derived from research and development activities. Our tax rate on income from non-research and development activities is 24.0%. The continued application of the tax benefits is subject to certain conditions as defined by Israeli law.

As part of the transition tax provision, we have a deemed repatriation of all of our undistributed earnings as of December 31, 2017. However, our subsidiary’s earnings, if distributed, would still be subject to local withholding tax and state income taxes. The subsidiary has undistributed earnings of approximately $2.3 million as of December 31, 2017, which is considered to be permanently reinvested in the operations of the subsidiary. If the earnings were to be distributed to the U.S. parent, they would be subject to Israeli withholding and state income tax liabilities. The unrecognized deferred tax liability is approximately $0.3 million.

We file U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As we are in a loss carry-forward position, we are generally subject to U.S. Federal and state examinations for all years for which the Company generated losses that are included in the available losses carried forward to the current period. As of December 31, 2017, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2003 and forward
Israel	2013 and forward

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. We have recorded minimal interest or penalties related to uncertain tax positions. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2021. A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Uncertain tax position at the beginning of year	$460	$429	$241
Additions for uncertain tax positions of prior year	45	—	—
Additions for uncertain tax positions of current year	—	40	188
Reductions for settlements with taxing authorities	—	—	—
Reductions for lapses of the applicable statutes of limitations	(34)	(9)	—

Uncertain tax position at the end of the year	$471	$460	$429

14. Commitments and Contingencies

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2017 and 2016. Rent expense was as follows for 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Rent Expense	$945	$1,221	$347

At December 31, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	For the Years Ended December 31,
	2018	2019	2020	2021	2022	Thereafter
	($ in thousands)
Operating Leases	$156	$110	$104	$—	$—	$—

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering (“IPO”) on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in our IPO. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

15. Related Party Transactions

In August 2014, we signed a consulting agreement, which was amended in January 2016 and December 2016, with one of our investors and a representative of this investor to serve as our head of clinical. Costs incurred for services rendered by the head of clinical were $0.2 million, $0.5 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Related to this consulting agreement, there were $0.1 million and $0.2 million of accrued liabilities as of December 31, 2017 and 2016, respectively, recorded in our consolidated balance sheets.

In December 2014, we entered into a consulting agreement with a representative of another investor to provide financial and strategic consulting services to us. This agreement was terminated in March 2016. During the years ended December 31, 2016 and 2015, we recorded $0.2 million and $0.9 million, respectively, of expense related to this agreement, and which were classified as general and administrative expenses in the accompanying consolidated statements of operations.

16. Employee Benefit Plans

Pursuant to the Israeli Severance Pay Law 1963, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of Chiasma (Israel) Ltd. are included under Section 14 of the Severance Pay Law, under which these employees are entitled to monthly deposits, which relieve us from future obligations under this law. As a result, no assets or liabilities are recorded in the accompanying consolidated balance sheets. In addition, we make mandated monthly contributions to an Israeli government retirement benefit plan for our Israeli employees. Beginning in 2016, we provide a 401(k) profit-sharing plan covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. All matching contributions and participant contributions vest immediately. During the years ended December 31, 2017, 2016 and 2015, we recorded expenses of $0.2 million, $0.5 million and $0.1 million, respectively related to these employee benefit plans.

17. Restructuring Charges

In November 2017, we finalized the termination of our lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. As a result, we recorded approximately $1.0 million of restructuring expenses during the year ended December 31, 2017, which consisted of a lease termination payment of $1.0 million, the write-off of office furniture and equipment of $0.4 million offset by the release of deferred rent liabilities of $0.4 million associated with the terminated lease.

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

The components of our restructuring charges are as follows:

	2017	2016
	($ in thousands)
Severance benefits and related costs	$—	$2,211
Lease termination fees	1,038	—
Non-cash restructuring charges	—	1,474
Manufacturing suspension fees	—	4,494

Total	$1,038	$8,179

Activity related to accrued restructuring costs is as follows:

	2017	2016
	($ in thousands)
Balance at beginning of year	$283	$—
Plus:
Current year restructuring costs	1,038	8,179
Less:
Lease termination costs	1,038	—
Payment of employee severance costs	283	1,928
Payment of manufacturing suspension fees	—	4,494
Non-cash restructuring charges	—	1,474

Balance at end of year	$—	$283

18. Other Expenses (Income), net

Other expenses (income), net are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Loss / (Gain) on foreign currency transactions, net	$81	$(9)	$—
Interest income	(928)	(802)	(128)
Interest expense	131	264	349
Other expenses	—	—	79

Total	$(716)	$(547)	$300

19. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	($ in thousands, except for per share data)
Loss from operations	$(7,115)	$(6,920)	$(6,943)	$(7,154)
Net loss	(7,020)	(6,854)	(6,849)	(6,103)
Net loss attributable to common stockholders	(7,020)	(6,854)	(6,849)	(6,103)
Earnings per share attributed to common stockholders -
Basic	$(0.29)	$(0.28)	$(0.28)	$(0.25)
Diluted	$(0.29)	$(0.28)	$(0.28)	$(0.25)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	($ in thousands, except for per share data)
Loss from operations	$(17,220)	$(26,708)	$(9,439)	$(7,944)
Net loss	(17,180)	(26,663)	(9,373)	(7,895)
Net loss attributable to common stockholders	(17,180)	(26,663)	(9,373)	(7,895)
Earnings per share attributed to common stockholders -
Basic	$(0.71)	$(1.10)	$(0.38)	$(0.32)
Diluted	$(0.71)	$(1.10)	$(0.38)	$(0.32)