Form 10-Q
period 2018-03-31
CHIASMA, INC
filed 2018-05-10
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-37500

Chiasma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0722250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Totten Pond Road, Suite 530

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

As of May 7, 2018, there were 24,383,994 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the U.S. regulatory review process of our New Drug Application, or NDA, for octreotide capsules in acromegaly, and our efforts to conduct and complete a Phase 3 clinical trial of octreotide capsules in adult acromegaly patients per our agreement with the FDA under a Special Protocol Assessment, or SPA, to potentially enable us to resubmit our NDA to the U.S. Food and Drug Administration, or the FDA, in order to secure regulatory approval of octreotide capsules in acromegaly;

•	our ability to preserve patients, sites and other resources necessary to enable us to simultaneously conduct two Phase 3 clinical trials in adult patients with acromegaly; and to produce data packages from each trial that could be suitable for submission in both the United States and the European Union;

•	any regulatory approvals that may be issued or denied by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies for octreotide capsules in acromegaly or other indications;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the number, designs, results and timing of our clinical trials of octreotide capsules and the timing of the commencement and availability of data from these trials;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•	our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make octreotide capsules, other product candidates we may develop and commercialize or our TPE technology obsolete;

•	our ability to manufacture sufficient amounts of octreotide capsules for clinical trials and commercialization activities;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally; and

•	our estimates and expectations regarding our capital requirements, cash and expense levels and liquidity sources.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	Unaudited
Assets	(in thousands except share data)
Current assets
Cash and cash equivalents	$15,248	$14,603
Marketable securities	45,250	52,336
Prepaid expenses and other current assets	1,688	1,768

Total current assets	62,186	68,707
Property and equipment, net	175	193
Other assets	986	983

Total assets	$63,347	$69,883

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,295	$1,017
Accrued expenses	4,409	4,033
Other current liabilities	—	1,695

Total current liabilities	6,704	6,745
Long-term liabilities	586	664

Total liabilities	7,290	7,409

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at March 31, 2018 and December 31, 2017; issued and outstanding 24,383,994 shares at March 31, 2018 and 24,381,605 shares at December 31, 2017	244	244
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	268,304	267,642
Accumulated other comprehensive loss	(95)	(59)
Accumulated deficit	(212,396)	(205,353)

Total stockholders’ equity	56,057	62,474

Total liabilities and stockholders’ equity	$63,347	$69,883

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$2,434	$2,460
Research and development	4,863	4,655

Total operating expenses	7,297	7,115

Loss from operations	(7,297)	(7,115)
Other income, net	(230)	(160)

Loss before income taxes	(7,067)	(6,955)
Provision (benefit) for income taxes	(24)	65

Net loss	(7,043)	(7,020)

Earnings per share attributable to common stockholders
Basic	$(0.29)	$(0.29)

Diluted	$(0.29)	$(0.29)

Weighted-average shares outstanding:
Basic	24,381,924	24,359,584

Diluted	24,381,924	24,359,584

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(7,043)	$(7,020)
Other comprehensive loss:
Unrealized losses on available for sale securities, net	(36)	(22)

Total other comprehensive loss	(36)	(22)

Comprehensive loss	$(7,079)	$(7,042)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating Activities:
Net loss	$(7,043)	$(7,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23	40
Stock-based compensation	637	719
Amortization of discount on marketable securities, net	(54)	(73)
Provision for deferred income taxes	—	5
Non-cash interest expense	5	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	80	341
Accounts payable and accrued expenses	1,654	(457)
Other assets	(3)	(7)
Other current and long-term liabilities	(53)	102

Net cash used in operating activities	(4,754)	(6,314)
Investing Activities:
Purchase of marketable securities	(7,673)	(40,779)
Maturities of marketable securities	14,777	30,772
Purchases of property and equipment	(5)	(3)

Net cash provided by (used in) investing activities	7,099	(10,010)
Financing Activities:
Payment under license termination agreement	(1,700)	(1,700)

Net cash used in financing activities	(1,700)	(1,700)

Net increase (decrease) in cash and cash equivalents	645	(18,024)
Cash and cash equivalents, beginning of period	14,603	37,013

Cash and cash equivalents, end of period	$15,248	$18,989

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

1. Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and European Union. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll approximately 130 adult acromegaly patients, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our product candidate, octreotide capsules for the treatment of acromegaly in the United States and European Union, both of which may never occur.

We expect to continue with our ongoing international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the United States and ongoing international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. In June and August 2016, we announced two separate corporate restructuring plans, which were completed in 2017, intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued. We expect to continue to incur significant operating losses for the foreseeable future.

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

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. We routinely maintain deposits in financial institutions in excess of government insured limits. Management believes that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and we have not experienced any significant losses in these deposits. We regularly invest excess operating cash in deposits with major financial institutions and money market funds and in notes issued by the U.S. government, as well as in fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective transition approach, which includes a number of optional practical expedients that we may elect to apply, is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our consolidated condensed financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

2. Investments

Our investments consisted of the following as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$13,275	$—	$—	$13,275
Corporate notes	24,481	—	(60)	24,421
Commercial paper	20,864	—	(35)	20,829

Total	$58,620	$—	$(95)	$58,525

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$12,399	$—	$—	$12,399
Corporate notes	29,788	—	(35)	29,753
Commercial paper	22,607	1	(25)	22,583

Total	$64,794	$1	$(60)	$64,735

As of March 31, 2018, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three months ended March 31, 2018 or 2017.

The fair values of our investments by classification in our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$13,275	$12,399
Marketable securities	45,250	52,336

Total	$58,525	$64,735

Cash and cash equivalents in the table above exclude cash of $2.0 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$13,275	$—	$—	$13,275

Total cash equivalents	$13,275	$—	$—	$13,275
Marketable securities:
Corporate notes	$—	$24,421	$—	$24,421
Commercial paper	—	20,829	—	20,829

Total marketable securities	—	45,250	—	45,250

Total	$13,275	$45,250	$—	$58,525

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$12,399	$—	$—	$12,399

Total cash equivalents	$12,399	$—	$—	$12,399
Marketable securities:
Corporate notes	$—	$29,753	$—	$29,753
Commercial paper	—	22,583	—	22,583

Total marketable securities	—	52,336	—	52,336

Total	$12,399	$52,336	$—	$64,735

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2018 or December 31, 2017. We did not have any Level 3 assets being measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

4. Earnings per Share of Common Stock

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three months ended March 31, 2018 and 2017.

5. Accrued Expenses

As of March 31, 2018 and December 31, 2017, accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	($ in thousands)
Accrued general and administrative expenses	$1,315	$752
Accrued research and development expenses	2,590	2,501
Accrued payroll and employee benefits	504	780

Total accrued expenses	$4,409	$4,033

6. License Agreement

In December 2012, we signed a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to our intellectual property related to octreotide capsules.

In July 2014, Roche terminated the license agreement. Upon termination, Roche returned all rights and documentation granted under the agreement to us. Following the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in March of 2018, 2017, and 2016. The difference between the aggregate purchase price and the present value of the installment payments represented the interest component of the financing arrangement and was recorded as interest expense over the payment term. We have no further financial or operational obligations to Roche.

7. Warrants

As of December 31, 2017, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. The warrants were issued at various points between October 2012 and February 2015 with expiration dates ranging from October 2022 through February 2025. There were no warrants exercised during the three months ended March 31, 2018. There were 3,567,015 outstanding warrants as of March 31, 2018.

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

In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering (“IPO”). The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. The compensation committee of the Board of Directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2018 and 2017. As of March 31, 2018, the total number of shares authorized for stock award plans is 7,114,037 of which 2,448,616 remain available for grant. There are 4,348,776 stock options outstanding as of March 31, 2018.

Stock-based compensation for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
General and administrative	$323	$355
Research and development	314	364

Total	$637	$719

We issued approximately 2,000 shares of common stock following the exercise of underlying stock options in the three months ended March 31, 2018. There were no exercises of stock options in the three months ended March 31, 2017.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

Three Months Ended March 31, 2018
Expected volatility	76.5%
Expected term (years)	6.28
Risk-free interest rate	2.71%
Expected dividend yield	0%

We issued approximately 749,000 stock option grants in the three months ended March 31, 2018. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2018 was $1.05. We did not issue stock option grants in the three months ended March 31, 2017.

9. Commitments and Contingencies

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at March 31, 2018 and December 31, 2017. At March 31, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $0.3 million through 2020.

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, purportedly in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering (“IPO”) on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in our IPO. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our prior filings with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and European Union. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.5 billion annually, of which we estimate approximately $775 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration, or the FDA, on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. We expect to release top-line data from this trial by the end of 2019. We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial expected to enroll approximately 130 adult acromegaly patients, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. We currently expect to release top-line data from the MPOWERED trial in 2020.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our historical revenue has been related to one license agreement, which was terminated in 2014. Since our inception and through March 31, 2018, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million was from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of March 31, 2018, our consolidated cash, cash equivalents and marketable securities were $60.5 million, of which $0.3 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $7.0 million for the three months ended March 31, 2018 and $26.8 million for the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $212.4 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses, will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in the European Union and plan to continue our Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. We expect the release of top-line CHIASMA OPTIMAL data by the end of 2019 and we expect the release of top-line MPOWERED data in 2020. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Financial Overview

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including the manufacturing of clinical trial material, manufacturing process development and validation, regulatory and clinical activities, and our TPE platform. We expense research and development costs as incurred.

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas. We continue to invest in the clinical development of octreotide capsules. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. We also expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in the European Union. The successful development of octreotide capsules is highly uncertain.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and corporate and intellectual property legal services.

Our marketing expenses in the three months ended March 31, 2018 and the year ended December 31, 2017 were immaterial and are expected to continue to be immaterial while our primary business activity involves the conduct of clinical trials.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes in our critical accounting policies during the three months ended March 31, 2018. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, include those related to the accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three Months ended March 31, 2018 and 2017

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in thousands)
Research and development	$4,863	$4,655	$208	4%

For the three months ended March 31, 2018, our total research and development expenses increased by $0.2 million to $4.9 million, primarily due to costs related to the CHIASMA OPTIMAL clinical trial which initiated in September 2017 and was partially offset by reduced personnel costs associated with the transition of our former Chief Development Officer from a full-time employee to board of director member of both our company and our Israeli subsidiary.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in thousands)
General and administrative	$2,434	$2,460	$(26)	(1%	)

For the three months ended March 31, 2018, our general and administrative expenses decreased by $26,000 to $2.4 million, primarily due to the reduction in costs following the November 2017 termination of our office facility lease in Waltham, MA and was partially offset by increased legal fees.

Other Income, net

Other income totaled $0.2 million for the three months ended March 31, 2018 compared to other income of $0.2 million for the same period in 2017, an increase of approximately $70,000. The increase was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest expense associated with the obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision (Benefit) for Income Taxes

Our total tax benefit was approximately $24,000 for the three months ended March 31, 2018, representing an effective tax rate of 0.3%, as compared to a tax provision of $0.1 million for the three months ended March 31, 2017, representing an effective tax rate of (0.9%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through March 31, 2018, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million was from selling shares of common stock in our IPO, $161.4 million was from the issuance of private securities, and $12.0 million was from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of March 31, 2018, our cash and cash equivalents were $15.2 million, of which $0.3 million was held by our Israeli subsidiary. In addition, as of March 31, 2018, we have $45.3 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support regulatory approval of octreotide capsules in the United States and our international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support regulatory approval of octreotide capsules in the European Union), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from our Phase 3 CHIASMA OPTIMAL trial by the end of 2019 while supporting our Phase 3 MPOWERED trial in parallel. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of the development and regulatory review of octreotide capsules;

•	the progress and results of our ongoing clinical trials of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we develop, acquire or in-license other product candidates and technologies or explore or consummate other strategic transactions.

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings and debt financings and we may opportunistically consider license and collaboration arrangements. We believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in March 2018. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(4,754)	$(6,314)
Investing activities	7,099	(10,010)
Financing activities	(1,700)	(1,700)

Operating Activities

Net cash used in operating activities was $4.8 million for the three months ended March 31, 2018, and primarily consisted of $7.0 million in net loss, adjusted for non-cash items of $0.6 million (primarily stock-based compensation) and working capital increases of $1.7 million (primarily due to the increase in accounts payable and accrued expenses). Net cash used in operating activities was $6.3 million for the three months ended March 31, 2017, and primarily consisted of $7.0 million in net loss, adjusted for non-cash items of $0.7 million (primarily stock-based compensation). The primary driver for the decrease in our operating spending during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was the timing of clinical trial related payments driving our net working capital increases in 2018 and employee severance payments made in the three months ended March 31, 2017.

Investing Activities

Net cash provided by investing activities was $7.1 million for the three months ended March 31, 2018, primarily related to the net maturities of marketable securities, compared to $10.0 million in cash used in investing activities for the three months ended March 31, 2017, primarily related to the net purchases of marketable securities.

Financing Activities

Net cash used in financing activities was $1.7 million during the three months ended March 31, 2018, primarily related to the final $1.7 million installment payment related to the termination of the Roche license agreement. For the three months ended March 31, 2017, net cash used in financing activities was $1.7 million, related to the second $1.7 million installment payment related to the termination of the Roche license agreement.

Contractual Obligations

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at March 31, 2018 or December 31, 2017. At March 31, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $0.3 million through 2020.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had $15.2 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of March 31, 2018, we had $45.3 million of marketable securities consisting of short-term corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.2 million. As of March 31, 2018, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 9%, (1%) and 9%, respectively. As of March 31, 2018, we held $0.3 million in Israeli banks and petty cash funds to support our Israeli operations, approximately half of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. This lawsuit challenges our public statements regarding our Phase 3 clinical trial methodology for octreotide capsules and our ability to obtain FDA approval for the marketing and sale of octreotide capsules. In December 2016, a lead plaintiff was appointed in the case. An amended complaint was filed by the lead plaintiff on February 10, 2017 similarly challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, purportedly in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering (“IPO”) on July 15, 2015. The lead plaintiff seeks to represent a class of all purchasers of our stock in our IPO. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. We believe this lawsuit is meritless and intend to vigorously defend against it. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2018, we did not repurchase any shares of our common stock.

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

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including the international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support anticipated European Union regulatory approval of octreotide capsules and our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support United States regulatory approval of octreotide capsules), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, and other general operating costs.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1†*	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and William Ludlam, M.D., Ph.D.

10.2†	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and Drew Enamait (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 28, 2018).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.
+	The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIASMA, INC.

May 10, 2018	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)