Form 10-Q
period 2018-06-30
CHIASMA, INC
filed 2018-08-09
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 24,386,383 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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

•

our ability to preserve patients, sites and other resources necessary to enable us to simultaneously conduct two Phase 3 clinical trials in adult patients with acromegaly and to produce data packages from each trial that could be suitable for submission in both the United States and the European Union;

•	any regulatory approvals that may be issued or denied by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies for octreotide capsules in acromegaly or other indications;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the number, designs, results and timing of our clinical trials of octreotide capsules and the timing of the commencement and availability of data from these trials;

•	our ability to randomize at least 80 patients who are responders to octreotide capsules from the 135 adult acromegaly patients enrolled in the run-in phase of our MPOWERED clinical trial;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	Unaudited
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$13,844	$14,603
Marketable securities	40,781	52,336
Prepaid expenses and other current assets	1,175	1,768

Total current assets	55,800	68,707
Property and equipment, net	153	193
Other assets	982	983

Total assets	$56,935	$69,883

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,529	$1,017
Accrued expenses	5,648	4,033
Other current liabilities	—	1,695

Total current liabilities	8,177	6,745
Long-term liabilities	558	664

Total liabilities	8,735	7,409

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding 24,386,383 shares at June 30, 2018 and 24,381,605 shares at December 31, 2017	244	244
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	269,058	267,642
Accumulated other comprehensive loss	(33)	(59)
Accumulated deficit	(221,069)	(205,353)

Total stockholders’ equity	48,200	62,474

Total liabilities and stockholders’ equity	$56,935	$69,883

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$2,627	$2,641	$5,061	$5,101
Research and development	6,305	4,279	11,168	8,934

Total operating expenses	8,932	6,920	16,229	14,035

Loss from operations	(8,932)	(6,920)	(16,229)	(14,035)
Other income, net	(280)	(204)	(510)	(364)

Loss before income taxes	(8,652)	(6,716)	(15,719)	(13,671)
Provision (benefit) for income taxes	21	138	(3)	203

Net loss	(8,673)	(6,854)	(15,716)	(13,874)

Earnings per share attributable to common stockholders
Basic	$(0.36)	$(0.28)	$(0.64)	$(0.57)

Diluted	$(0.36)	$(0.28)	$(0.64)	$(0.57)

Weighted-average shares outstanding:
Basic	24,384,283	24,359,584	24,383,123	24,359,584

Diluted	24,384,283	24,359,584	24,383,123	24,359,584

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(8,673)	$(6,854)	$(15,716)	$(13,874)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	62	7	26	(15)

Total other comprehensive income (loss)	62	7	26	(15)

Comprehensive loss	$(8,611)	$(6,847)	$(15,690)	$(13,889)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating Activities:
Net loss	$(15,716)	$(13,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	46	79
Stock-based compensation	1,365	2,215
Amortization of discount on marketable securities, net	(130)	(134)
Provision (benefit) for deferred income taxes	(5)	63
Non-cash interest expense	5	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	593	833
Accounts payable and accrued expenses	3,127	(670)
Other assets	6	(10)
Other current and long-term liabilities	(56)	139

Net cash used in operating activities	(10,765)	(11,292)
Investing Activities:
Purchase of marketable securities	(17,565)	(55,831)
Maturities of marketable securities	29,277	50,182
Purchases of property and equipment	(6)	(3)

Net cash provided by (used in) investing activities	11,706	(5,652)
Financing Activities:
Payment under license termination agreement	(1,700)	(1,700)

Net cash used in financing activities	(1,700)	(1,700)

Net decrease in cash and cash equivalents	(759)	(18,644)
Cash and cash equivalents, beginning of period	14,603	37,013

Cash and cash equivalents, end of period	$13,844	$18,369

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial which completed enrollment in July 2018 with 135 adult acromegaly patients entered into the run-in phase, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months.

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

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail our planned development of octreotide capsules, or delay our commercial preparations or launch readiness even if the CHIASMA OPTIMAL trial achieves its primary endpoint or if octreotide capsules are approved by the FDA or EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to obtain regulatory approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any other subsequent interim period.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective transition approach, which includes a number of optional practical expedients that we may elect to apply, is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the standard may have on our condensed consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In June 2018, the FASB issued new guidance which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under this guidance, most of the treatment for share-based payments granted to nonemployees would be aligned with the requirements for share-based payments granted to employees. The new standard is effective beginning January 1, 2019. Early adoption of this standard is permitted. We are currently evaluating the impact the standard may have on our condensed consolidated financial statements.

2. Investments

Our investments consisted of the following as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$13,210	$—	$—	$13,210
Corporate notes	19,453	—	(23)	19,430
Commercial paper	21,361	1	(11)	21,351

Total	$54,024	$1	$(34)	$53,991

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$12,399	$—	$—	$12,399
Corporate notes	29,788	—	(35)	29,753
Commercial paper	22,607	1	(25)	22,583

Total	$64,794	$1	$(60)	$64,735

As of June 30, 2018, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and six months ended June 30, 2018 or 2017.

The fair values of our investments by classification in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	($ in thousands)
Cash and cash equivalents	$13,210	$12,399
Marketable securities	40,781	52,336

Total	$53,991	$64,735

Cash and cash equivalents in the table above exclude cash of $0.6 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$13,210	$—	$—	$13,210

Total cash equivalents	$13,210	$—	$—	$13,210
Marketable securities:
Corporate notes	$—	$19,430	$—	$19,430
Commercial paper	—	21,351	—	21,351

Total marketable securities	—	40,781	—	40,781

Total	$13,210	$40,781	$—	$53,991

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$12,399	$—	$—	$12,399

Total cash equivalents	$12,399	$—	$—	$12,399
Marketable securities:
Corporate notes	$—	$29,753	$—	$29,753
Commercial paper	—	22,583	—	22,583

Total marketable securities	—	52,336	—	52,336

Total	$12,399	$52,336	$—	$64,735

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2018 or December 31, 2017. We did not have any Level 3 assets being measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

4. Earnings per Share of Common Stock

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and six months ended June 30, 2018 and 2017.

5. Accrued Expenses

As of June 30, 2018 and December 31, 2017, accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
	($ in thousands)
Accrued general and administrative expenses	$1,390	$752
Accrued research and development expenses	3,537	2,501
Accrued payroll and employee benefits	721	780

Total accrued expenses	$5,648	$4,033

6. License Agreement

In December 2012, we signed a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to our intellectual property related to octreotide capsules.

In July 2014, Roche terminated the license agreement. Upon termination, Roche returned all rights and documentation granted under the agreement to us. Following the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient (“API”) supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in each of March 2018, 2017, and 2016. The difference between the aggregate purchase price and the present value of the installment payments represented the interest component of the financing arrangement and was recorded as interest expense over the payment term. We have no further financial or operational obligations to Roche.

7. Warrants

As of December 31, 2017, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. The warrants were issued at various points between October 2012 and February 2015 with expiration dates ranging from October 2022 through February 2025. There were no warrants exercised during the six months ended June 30, 2018. There were 3,567,015 outstanding warrants as of June 30, 2018.

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

In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering (“IPO”). The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the 2008 Plan are available for issuance under the 2015 Plan. On January 1, 2016, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 960,504 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. The compensation committee of the board of directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2018 and 2017. As of June 30, 2018, the total number of shares authorized for stock award plans is 7,114,037 of which 2,357,616 remain available for grant. There are 4,437,387 stock options outstanding as of June 30, 2018.

Stock-based compensation for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
General and administrative	$378	$510	$701	$865
Research and development	350	986	664	1,350

Total	$728	$1,496	$1,365	$2,215

We issued approximately 5,000 shares of common stock following the exercise of stock options in the three and six months ended June 30, 2018. There were no exercises of stock options in the six months ended June 30, 2017.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected volatility	76.6%	74.0%
Expected term (years)	6.19	5.63
Risk-free interest rate	2.72%	1.79%
Expected dividend yield	0%	0%

We issued approximately 840,000 stock option grants in the six months ended June 30, 2018. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2018 was $1.04. We issued approximately 104,000 option grants in the six months ended June 30, 2017. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2017 was $0.86.

9. Commitments and Contingencies

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at June 30, 2018 and December 31, 2017. At June 30, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $0.3 million through 2020.

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

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration, or the FDA, on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. In June 2018, we announced that we had achieved 50% of target patient enrollment in the trial. We expect to complete randomization by the end of 2018 and anticipate the release of top-line data from this trial in the fourth quarter of 2019. In May 2018, we reached further agreement with the FDA under a SPA Agreement Modification letter providing that the hierarchical secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect now are:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0×ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN; and

•	Proportion of patients requiring rescue treatment.

We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial which completed enrollment in July 2018 with 135 adult acromegaly patients entered into the run-in phase, of which we expect to randomize at least 80 patients who are responders to octreotide capsules following a six-month run-in to either octreotide capsules or injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. We currently expect to complete the MPOWERED trial in the fourth quarter of 2019 and release top-line data from this trial by early 2020.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials, preparing for regulatory submissions and conducting pre-commercial activities. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our historical revenue has been related to one license agreement, which was terminated in 2014. Since our inception and through June 30, 2018, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million was from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of June 30, 2018, our consolidated cash, cash equivalents and marketable securities were $54.6 million, of which $0.3 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $15.7 million for the six months ended June 30, 2018 and $26.8 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $221.1 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses, will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue to conduct the international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly that we initiated in March 2016 to support potential regulatory approval in the European Union and our Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly that we initiated in September 2017 to support potential regulatory approval in the United States. We expect the release of top-line CHIASMA OPTIMAL data in the fourth quarter of 2019 and we expect to complete the MPOWERED trial in the fourth quarter of 2019 and release top-line data from this trial by early 2020. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Roche License Agreement

In December 2012, we executed a license agreement with Roche, which went into effect on January 2013. Pursuant to the license agreement, we granted Roche an exclusive, non-transferable license to all intellectual property related to octreotide capsules. Under the terms of the license, Roche obtained worldwide rights to research, develop, make, import, export, sell, market or distribute the commercial product. We retained certain responsibilities for research and development activities under a joint development plan.

In July 2014, Roche terminated the license agreement. Pursuant to the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient, or API, supplies to continue the development and manufacturing of octreotide capsules, together with Roche’s proposed trade name, “MYCAPSSA” for octreotide capsules, for an aggregate amount of $5.1 million, payable in three annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in each of March 2018, 2017, and 2016. We have no further financial or operational obligations to Roche.

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

Our marketing expenses in the six months ended June 30, 2018 and the year ended December 31, 2017 were immaterial and are expected to continue to be immaterial while our primary business activity involves the conduct of clinical trials.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2018. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, include those related to the accounting for stock-based compensation, present value of long-term purchase obligation, income taxes, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three and Six Months ended June 30, 2018 and 2017

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	($ in thousands)
Research and development	$6,305	$4,279	$2,026	47%	$11,168	$8,934	$2,234	25%

For the three months ended June 30, 2018, our total research and development expenses increased by $2.0 million to $6.3 million. For the six months ended June 30, 2018, our total research and development expenses increased by $2.2 million to $11.2. These increases were primarily due to costs related to the CHIASMA OPTIMAL clinical trial which we initiated in September 2017, and the MPOWERED trial which completed enrollment into its six-month run-in phase in July 2018 and were partially offset by reduced personnel costs associated with the transition of our former Chief Development Officer from a full-time employee to a member of the board of directors of both our company and our Israeli subsidiary.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	($ in thousands)
General and administrative	$2,627	$2,641	$(14)	(1%)	$5,061	$5,101	$(40)	(1%)

For the three and six months ended June 30, 2018, our general and administrative expenses were relatively flat compared to the same periods in the prior year at $2.6 million and $5.1 million, respectively. In 2018, we incurred increased legal fees which were primarily offset by a reduction in costs following the November 2017 termination of our office facility lease in Waltham.

Other Income, net

Other income totaled $0.5 million for the six months ended June 30, 2018 compared to other income of $0.4 million for the same period in 2017, an increase of approximately $0.1 million. The increase was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest expense associated with the obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision (Benefit) for Income Taxes

Our total tax benefit was approximately $3,000 for the six months ended June 30, 2018, representing an effective tax rate of 0.0%, as compared to a tax provision of $0.2 million for the six months ended June 30, 2017, representing an effective tax rate of (1.5%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through June 30, 2018, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million was from selling shares of common stock in our IPO, $161.4 million was from the issuance of private securities, and $12.0 million was from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of June 30, 2018, our cash and cash equivalents were $13.8 million, of which $0.3 million was held by our Israeli subsidiary. In addition, as of June 30, 2018, we have $40.8 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support regulatory approval of octreotide capsules in the United States and our international Phase 3 MPOWERED clinical trial which completed enrollment into its six-month run-in phase in July 2018 to support regulatory approval of octreotide capsules in the European Union), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, compensation and related expenses, third-party clinical development services, pre-commercialization activities, legal and other regulatory expenses, and other general operating costs.

We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from our Phase 3 CHIASMA OPTIMAL trial in the fourth quarter of 2019 while supporting our Phase 3 MPOWERED trial in parallel. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings and debt financings and we may opportunistically consider license and collaboration arrangements. We believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in March 2018, which was declared effective in May 2018. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to others to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(10,765)	$(11,292)
Investing activities	11,706	(5,652)
Financing activities	(1,700)	(1,700)

Operating Activities

Net cash used in operating activities was $10.8 million for the six months ended June 30, 2018, and primarily consisted of $15.7 million in net loss, adjusted for non-cash items of $1.3 million (primarily stock-based compensation) and working capital increases of $3.7 million (primarily due to the increase in accounts payable and accrued expenses and decreases in prepaid expenses and other current assets). Net cash used in operating activities was $11.3 million for the six months ended June 30, 2017, and primarily consisted of $13.9 million in net loss, adjusted for non-cash items of $2.3 million (primarily stock-based compensation). The primary driver for the decrease in our cash used in our operating activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was the timing of clinical trial related payments driving our net working capital increases in 2018 and employee severance payments made in the six months ended June 30, 2017.

Investing Activities

Net cash provided by investing activities was $11.7 million for the six months ended June 30, 2018, primarily related to the net maturities of marketable securities, compared to $5.7 million in cash used in investing activities for the six months ended June 30, 2017, primarily related to the net purchases of marketable securities.

Financing Activities

Net cash used in financing activities was $1.7 million during the six months ended June 30, 2018, primarily related to the final $1.7 million installment payment related to the termination of the Roche license agreement. For the six months ended June 30, 2017, net cash used in financing activities was $1.7 million, related to the second $1.7 million installment payment related to the termination of the Roche license agreement.

Contractual Obligations

We conduct our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at June 30, 2018 or December 31, 2017. At June 30, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year was approximately $0.3 million through 2020.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had $13.8 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of June 30, 2018, we had $40.8 million of marketable securities consisting of short-term corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of our short-term investments of $0.1 million. As of June 30, 2018, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We seek to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 5%, (2%) and 5%, respectively. As of June 30, 2018, we held $0.3 million in Israeli banks and petty cash funds to support our Israeli operations, approximately half of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The following risk factor includes a material change from the risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully review this risk factor and the risks factors described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

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

Further, the results from the CHIASMA OPTIMAL trial, a double-blind, placebo controlled clinical trial, may not be sufficiently robust to support the filing or approval of an NDA. In particular, the CHIASMA OPTIMAL trial is also expected to have a relatively small sample size, 50 patients enrolled, and therefore the FDA has indicated that missing data, which might be only a few measurements, may raise questions about data quality and may, ultimately, invalidate the trial results. It should also be noted that the design of the CHIASMA OPTIMAL trial is different in important ways from the design of both our current MPOWERED clinical trial and our completed Phase 3 clinical trial. For example, in contrast to our completed Phase 3 clinical trial, which did not have a placebo arm, the CHIASMA OPTIMAL trial design calls for the randomization of 50% of study patients to placebo capsules, the effect of which we cannot predict. We believe conducting a randomized, double-blind and controlled trial, with a placebo control may be particularly challenging. For example, it may be difficult to identify patients with acromegaly willing to enroll in a placebo controlled trial. In our completed Phase 3 clinical trial we used IGF-1 < 1.3 times the upper limit of normal as a screening eligibility criteria and the threshold for response whereas in our CHIASMA OPTIMAL trial we use IGF-1 ≤ 1.0 times the upper limit of normal. In light of these new trial design elements, even if we achieve a clinical response consistent with or similar to what we believe we achieved in our completed Phase 3 clinical trial, we may fail to achieve the primary or secondary endpoints of the CHIASMA OPTIMAL trial.

We anticipate that both primary and secondary endpoints in the CHIASMA OPTIMAL trial, as well as data from our other clinical trials of octreotide capsules, will be taken into account by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect. Therefore, achievement of the primary endpoint in the CHIASMA OPTIMAL trial alone may not be sufficient to support approval. Not all endpoints measured may be supportive of octreotide capsules’ efficacy or safety.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2018, we did not repurchase any shares of our common stock.

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

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including the international Phase 3 MPOWERED clinical trial which completed enrollment into its six-month run-in phase in July 2018 to support anticipated European Union regulatory approval of octreotide capsules and our international Phase 3 CHIASMA OPTIMAL clinical trial that we initiated in September 2017 to support United States regulatory approval of octreotide capsules), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, pre-commercialization activities, and other general operating costs.

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

CHIASMA, INC.

August 9, 2018	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)