Form 10-K
period 2018-12-31
CHIASMA, INC
filed 2019-03-08
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-37500

Chiasma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0722250
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

460 Totten Pond Road, Suite 530 Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)

(617)-928-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2018, was $27,710,787, based on the closing price of $1.50 of the registrant as reported on the NASDAQ Global Select Market on such date. As of March 1, 2019, there were 24,465,499 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHIASMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently evaluating oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and European Union. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.7 billion annually, of which we estimate approximately $810 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration, or the FDA, on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. In October 2018, we completed enrollment in the CHIASMA OPTIMAL trial, randomizing a total of 56 patients. We expect to release top-line data from this trial in the third quarter of 2019. If the data from CHIASMA OPTIMAL is positive, we plan to resubmit our New Drug Application, or NDA, by year-end 2019. We expect the FDA will aim to complete its review of our anticipated NDA, if accepted for filing, within six months based on our expectation that the NDA will be designated a Class 2 resubmission by FDA to address its April 2016 complete response letter, or CRL, to our original NDA.

We are also conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the trial. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. In October 2018, we also elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. We expect to complete enrollment in MPOWERED in the second quarter of 2019 and to release top-line data from the MPOWERED trial in the second half of 2020.

In order to prepare for our planned NDA resubmission following our anticipated successful completion of the CHIASMA OPTIMAL trial, we believe we have reached an understanding with the FDA on the required NDA content including the integrated summaries of safety and efficacy data from our three Phase 3 clinical trials of oral octreotide capsules. We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the efficacy concerns raised by the FDA in its CRL to our first NDA submission and that the FDA only expects to review safety data from the MPOWERED trial as part of its review of our planned NDA resubmission. We anticipate that our planned NDA resubmission will be classified by the FDA for a six-month review period. Any future requirement by the FDA to submit additional data including the efficacy data from our MPOWERED clinical trial as part of our planned NDA resubmission may delay or prevent the filing, review or approval of our NDA.

Our octreotide capsules product candidate is the first somatostatin analog formulated for oral administration to complete a Phase 3 clinical trial. In November 2014, we completed a multinational, open-label Phase 3 clinical trial of oral octreotide capsules for the treatment of acromegaly. We submitted our original NDA for octreotide capsules in June 2015. In April 2016, the FDA issued a CRL which indicated that the review of our application was complete and that our NDA was not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL. In its CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. While the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the June 2016 End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our first Phase 3 trial were factors limiting an overall safety assessment. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns.

In August 2017, we reached agreement with the FDA under a SPA of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, designed to address the concerns previously raised in the CRL and support a potential resubmission of our NDA for octreotide capsules in acromegaly. The trial, referred to as CHIASMA OPTIMAL (Octreotide capsules vs. Placebo Treatment In MultinationAL centers), which we initiated in

September 2017, is a randomized, double-blind, placebo-controlled, nine-month clinical trial expected to enroll 50 adult acromegaly patients (at least 20% of whom must be recruited from the United States) whose disease is biochemically controlled, based upon levels of insulin-like growth factor 1, or IGF-1, a byproduct of increased growth hormone, or GH, levels caused by acromegaly, on injectable somatostatin analogs at baseline (average IGF-1 ≤ 1.0 x upper limit of normal, or ULN). The patients must also have confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥ 1.3 x ULN. In October 2018, we completed enrollment in this trial with 56 acromegaly patients in 17 countries, including 21 from the United States. The patients in this trial were randomized on a 1:1 basis to octreotide capsules or placebo. Patients will be dose titrated from 40 mg per day to up to a maximum of 80 mg per day, equaling two capsules in the morning and two capsules in the evening. Patients who meet predefined withdrawal criteria or withdraw from oral treatment in either treatment arm for any reason during the course of the trial will be considered treatment failures; those patients will be offered their original treatment of injections and monitored for the remainder of the trial. The primary endpoint of the study is the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 x ULN.

In May 2018, we reached further agreement with the FDA under a SPA Agreement Modification letter providing that the hierarchical secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect now are:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0× ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN; and

•	Proportion of patients requiring rescue treatment.

We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints, together with the data from our other clinical trials of octreotide capsules, and whether the data collected are sufficiently robust to support the interpretability of these analyses, in determining whether to approve any NDA we may submit for octreotide capsules. There can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of any NDA we may submit to allow us to commercialize octreotide capsules in the United States. An open-label extension phase is planned following the nine-month study, which could enable patients who completed the randomized phase to commence or continue receiving octreotide capsules and for us to collect long-term safety information. The results of the extension phase are not required as the basis for an efficacy claim.

In March 2016, we initiated an additional international Phase 3 clinical trial of octreotide capsules in acromegaly in support of potential approval in the European Union. The trial, referred to as MPOWERED (Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections -Evaluation of REsponse Durability), is designed to show parallel comparative safety and effectiveness as required by the EMA. In late 2016, following the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns raised in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial, which was designed to address the FDA’s concerns, and produce data packages suitable for submission in both the United States and the European Union. We expect to complete enrollment in MPOWERED in the second quarter of 2019 and to release top-line data from the MPOWERED trial in the second half of 2020. Assuming positive data from MPOWERED, and subject to the successful outcome of our planned NDA, we expect to submit a Marketing Authorization Application, or MAA, to the EMA.

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

The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog, primarily octreotide or lanreotide. These products contain a viscous formulation and are typically administered by a healthcare professional with large-gauge needles into the muscle or deep subcutaneously, that is, deeply under the skin. While injectable somatostatin analogs are generally effective at reducing GH and IGF-1 levels and therefore providing disease control, the injections are associated with significant limitations and patient burdens, including suboptimal symptom control, pain, injection-site reactions and other injection-related side effects, inconvenience, lost work days and emotional issues. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 patient care centers. Patients with acromegaly undergoing treatment in the United States are generally treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. If approved, we may commercialize octreotide capsules ourselves in the United States and we plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in the European Union and the rest of the world. Octreotide capsules are currently protected by issued patents lasting until at least 2029 in the United States, the European Union, United Kingdom, Japan and several other jurisdictions, and by pending patent applications in additional jurisdictions that will last until 2029, if granted. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules. On March 26, 2019, a United States patent which is directed to specific methods of using octreotide capsules is due to be granted. This patent, once granted, will expire in 2036.

Strategy

Our goal is to become a successful patient-focused biopharmaceutical company by developing and commercializing, ourselves or through others, octreotide capsules for acromegaly. Our strategy to pursue this goal includes the following elements:

•

Obtain U.S. regulatory approval of octreotide capsules for the treatment of acromegaly. We designed the CHIASMA OPTIMAL trial to address the concerns contained in the CRL and have secured agreement on the protocol and statistical analysis plan with the FDA under SPA procedures. We expect to release top-line data from this trial in the third quarter of 2019, and assuming favorable results, we expect to resubmit our NDA to the FDA by the end of 2019 to potentially secure regulatory approval in the United States for MYCAPPSA in mid-2020.

•

Obtain European Union regulatory approval of octreotide capsules for the treatment of acromegaly. To support approval in the European Union, we initiated the Phase 3 MPOWERED clinical trial in March 2016, with a protocol that has been accepted by the EMA, to evaluate the comparative safety and efficacy of octreotide capsules in adult acromegaly patients. We currently expect to release top-line data from this trial in the second half of 2020, and assuming favorable results, and pending the successful outcome of our planned NDA, we expect to submit our MAA to the EMA to potentially secure approval in the European Union for MYCAPSSA.

•

Explore collaboration opportunities in the European Union and the rest of the world for octreotide capsules in acromegaly. At the appropriate time, we intend to explore one or more collaborations to commercialize octreotide capsules in acromegaly outside of the United States. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets and undertake commercialization preparation and activities ourselves, if required regulatory approvals are obtained.

Our Product Candidate, Octreotide Capsules (MYCAPSSA) in Acromegaly

Product Candidate Overview

Octreotide capsules are a novel oral formulation of octreotide developed utilizing our TPE platform. We are developing octreotide capsules as a liquid-filled solid gelatin capsule formulation which is intended to be taken twice a day. We expect that acromegaly patients who are prescribed octreotide capsules, if approved, will receive a 28-day supply of capsules, which may be stored at room temperature by the patient for up to one month. Based on the aggregate data from our previously completed clinical trials and the ongoing randomization rate of responders following the six-month run-in phase of our Phase 3 MPOWERED clinical trial, we believe octreotide capsules have the potential to induce biochemical response (inhibition of GH and IGF-1) while improving symptoms and reducing the burden of disease and treatment in patients afflicted with acromegaly.

Our product candidate, octreotide capsules, has completed one Phase 3 clinical trial for the treatment of acromegaly and 11 pharmacology and pharmacokinetic (PK) Phase 1 studies. In August 2015, our NDA for octreotide capsules as a maintenance therapy for acromegaly in the United States was accepted by the FDA for filing. In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In June 2016, we participated in an End of Review meeting with the FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design. In December 2016, we were informed that the supplier referred to in the CRL had recently received its Establishment Inspection Report, or EIR, from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In September 2017, we initiated a Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the FDA on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to address the concerns raised in the CRL and support regulatory approval of octreotide capsules in the United States. In October 2018, we completed enrollment in this trial with 56 acromegaly patients in 17 countries, including 21 from the United States, which exceeded our original SPA-agreed enrollment goal of 50 patients.

The EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval in the European Union. We agreed on the Phase 3 clinical trial protocol with the EMA and, in March 2016, we initiated an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. Following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the Phase 3 CHIASMA OPTIMAL trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. The EMA requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules.

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

Surgery is often the first line of therapy for acromegaly and, in most cases, surgical removal of the pituitary tumor can result in normalization of GH and IGF-1 levels. In many other cases, however, the levels of GH remain elevated even after surgery due to residual tumor and many patients therefore also require a therapeutic intervention. The body’s natural inhibitor of excess GH secretion is somatostatin, a peptide hormone. Octreotide and lanreotide, analogs of somatostatin with a significantly longer half-life in the blood than natural somatostatin, have achieved widespread adoption by physicians treating patients afflicted with acromegaly. These somatostatin analogs are routinely administered by injection by a healthcare professional. If not administered with proper technique, the injection may not effectively deliver the medication. There is currently no oral formulation of a somatostatin analog on the market and none, we believe, in clinical development except our octreotide capsules product candidate.

Incidence and Prevalence of Acromegaly and Current Treatment Landscape

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In 13 studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. Data from a 2017 study by Lavrentaki et. al. suggest that the global prevalence of acromegaly may be between 28 and 137 cases per million people.

According to publicly available financial reports, injectable forms of octreotide and lanreotide generate worldwide sales of approximately $2.7 billion annually for the treatment of acromegaly, neuroendocrine tumors and some other smaller indications. We believe approximately $810 million of this total represents the annual sales for the treatment of acromegaly. The great majority of these sales come from once-monthly long acting formulations that must be administered by intramuscular or deep subcutaneous injections with large-gauge needles. Although we are targeting acromegaly with octreotide capsules, we believe that this product candidate, if approved in acromegaly, has the potential to become a standard of care in other indications currently treated with injectable somatostatin analogs.

Current Therapeutic Options and Their Limitations

For acromegaly patients not cured by surgery, the current standard of care involves injectable somatostatin analogs. These therapies are associated with significant patient limitations and burdens. Currently, the first therapeutic treatment options are octreotide LAR, marketed by Novartis AG, or Novartis, which is administered monthly and intramuscularly using a large gauge needle, and lanreotide depot, another long-acting analog of somatostatin marketed by Ipsen SA, or Ipsen, which is administered monthly using a deep subcutaneous injection. Immediate release octreotide, while available, is more rarely used. For patients not controlled on these somatostatin analogs, the typical second line of treatment options (which may also be acceptably used as first line therapy) includes pegvisomant daily injections, marketed by Pfizer, Inc., or Pfizer, and pasireotide LAR, which is another somatostatin analog marketed by Novartis, which is administered monthly via intramuscular injection.

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

Utilizing the Acromegaly Treatment Satisfaction Questionnaire, or Acro-TSQ, a patient-reported symptom assessment tool developed and copyrighted by us, screening data from 70 eligible patients in the MPOWERED trial who treated their acromegaly with octreotide LAR or lanreotide depot were collected and analyzed in 2018. The findings include:

•	Ongoing symptoms. 66% of patients reported ongoing acromegaly symptoms, of which 83% reported some symptoms “all the time.”

•	Worsening symptoms. 50% indicated some symptoms worsen towards the end of the monthly injection interval.

•	Interference with life. Symptoms interfered with daily life (91%) and leisure activities (86%).

•	GI side effects. More than 50% reported gastrointestinal, or GI, side effects (median duration five days following each injection) that interfered with daily life.

•	Worsening GI effects. GI side effects were worse in patients with more active symptoms but did not correlate with IGF-1 levels or treatment dose.

Since injectable somatostatin analogs are used in other diseases beyond acromegaly, these limitations and burdens are also associated with the treatment of the other indications. If approved in acromegaly, we believe oral octreotide capsules have the potential to become a standard of care in these other indications.

Clinical Program for Octreotide Capsules in Acromegaly

United States Regulatory Pathway

We previously sought regulatory approval of octreotide capsules for the maintenance therapy of acromegaly in the United States utilizing the FDA’s 505(b)(2) regulatory pathway. The 505(b)(2) pathway enables us to rely, in part, on the FDA’s prior findings of safety and efficacy of an approved product, or published literature, in support of an NDA. In the case of octreotide capsules in acromegaly, the approved product to which our prior NDA submission referred is the short-acting subcutaneous injectable formulation of octreotide that was the original product approved by the FDA before the long-acting formulation was developed. Since this formulation of octreotide was approved by the FDA in generic form and is therefore no longer proprietary, we are not aware of any third party from which we would be required to obtain any license or acquire any rights to commercialize octreotide capsules, if approved. As described in more detail below, we have completed a series of Phase 1 clinical trials, including a trial to demonstrate that the systemic octreotide exposure from octreotide capsules, developed utilizing our TPE technology, is comparable to that of octreotide administered in the short-acting subcutaneous injectable formulation. We have also completed a Phase 1 clinical trial to evaluate the bioactivity of octreotide capsules in healthy subjects, and a Phase 3 clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly, consisting of seven months of treatment plus an optional six-month extension phase.

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

In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In December 2016, we were informed that the supplier had recently received its Establishment Inspection Report, or EIR, from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In June 2016, we participated in an End of Review meeting with the FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design.

Special Protocol Assessment and CHIASMA OPTIMAL Phase 3 Clinical Trial

In August 2017, we reached agreement with the FDA under a SPA of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, designed to address the concerns previously raised in the CRL and support a potential resubmission of our NDA for octreotide capsules in acromegaly. The CHIASMA OPTIMAL trial, which we initiated in September 2017, is a randomized, double-blind, placebo-controlled, nine-month clinical trial in 50 adult acromegaly patients (at least 20% of whom must be recruited from the United States) whose disease is biochemically controlled, based upon levels of insulin-like growth factor, IGF-1, a byproduct of increased GH levels caused by acromegaly, on injectable somatostatin analogs at baseline (average IGF-1 ≤ 1.0 x ULN). The patients must also have confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥ 1.3 x ULN. The patients in the trial were randomized on a 1:1 basis to octreotide capsules or placebo. Patients will be dose titrated from 40 mg per day to up to a maximum of 80 mg per day, equaling two capsules in the morning and two capsules in the evening. Similar to the requirements of our first completed Phase 3 clinical trial and the MPOWERED trial, patients will be required to take octreotide capsules at least one hour prior to a meal or two hours after a meal. Patients who meet predefined withdrawal criteria or withdraw from oral treatment in either treatment arm for any reason during the course of the trial will be considered treatment failures; those patients will be offered their original treatment of injections and monitored for the remainder of the trial. The primary endpoint of the study is the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 x ULN. In May 2018, we reached further agreement with the FDA under a SPA Agreement Modification letter providing that the hierarchical secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect now are:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0×ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN; and

•	Proportion of patients requiring rescue treatment.

An open-label extension phase is planned following the nine-month study, which could enable patients who completed the randomized phase to commence or continue receiving octreotide capsules and for us to collect long-term safety information. The results of the extension phase are not required as the basis for an efficacy claim.

CHIASMA OPTIMAL Phase 3 Clinical Trial Design

We initiated the CHIASMA OPTIMAL trial in September 2017 and activated more than 50 clinical sites dedicated to CHIASMA OPTIMAL. In October 2018, we completed enrollment in this trial with 56 acromegaly patients. We expect to release top-line data from this trial in the third quarter of 2019. If the data from CHIASMA OPTIMAL is positive, we plan to resubmit our NDA by year-end 2019. We expect the FDA will aim to complete its review of our anticipated NDA, if accepted for filing, within six months based on our expectation that the NDA will be designated a Class 2 resubmission by FDA to address its April 2016 complete response letter, or CRL, to our original NDA.

We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints, together with the data from our other clinical trials of octreotide capsules, and whether the data collected are sufficiently robust to support the interpretability of these analyses, in determining whether to approve any NDA we may submit for octreotide capsules. There can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of any NDA we may submit to allow us to commercialize octreotide capsules in the United States.

European Regulatory Pathway

We also intend to seek regulatory approval of octreotide capsules for the treatment of acromegaly in the European Union utilizing the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway in the United States. In addition to the clinical data we previously submitted to the FDA in 2015, the EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval by EMA. We also anticipate that the EMA will expect to review the safety and efficacy data from the CHIASMA OPTIMAL trial in any MAA we may file. Our MPOWERED Phase 3 clinical trial protocol has been accepted by the EMA and we initiated this trial in March 2016.

MPOWERED Phase 3 Clinical Trial

Comparative effectiveness is an important regulatory consideration in the European Union. After agreeing to the clinical trial protocol with the EMA, we initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness.

This trial is called MPOWERED, Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections -Evaluation of REsponse Durability. This trial is an open-label, randomized, active-controlled study of octreotide capsules in patients who have been classified in the study as responders to a once-a-month injectable somatostatin analog based on criteria comparable to the criteria utilized in our completed Phase 3 clinical trial. This trial is intended to demonstrate non-inferiority, comparing efficacy responses as between two randomized groups of patients who demonstrated response to octreotide capsules. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the MPOWERED trial. The EMA requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. As such, we now expect to enroll up to 150 total patients in the trial in the United States, Europe, Russia and other foreign countries. Each patient will initially receive a daily dose of 40 mg of octreotide capsules, which will be increased up to a maximum of 80 mg daily dose if lower doses are not effective. Similar to the requirements of our first completed Phase 3 clinical trial and the CHIASMA OPTIMAL trial, patients will be required to take octreotide capsules at least one hour prior to a meal or two hours after a meal.

The primary efficacy endpoint for this trial is the proportion of patients who are biochemically controlled throughout the nine-month randomized-controlled phase measuring IGF-1 with responders defined as patients who achieve an IGF-1 level less than 1.3 times the ULN adjusted for age, the same IGF-1 efficacy criteria utilized in our first, completed Phase 3 clinical trial. Measurements of IGF-1 will be taken throughout the randomized phase of the trial and a time weighted average of these biochemical measures will be calculated. In addition, assessment of symptom control and patient reported outcomes are expected to be reported.

In October 2018, 80 patients identified as responders to octreotide capsules (IGF-1 <1.3 x ULN and GH<2.5 ng/mL) following the six-month run-in phase had been randomized (2:3) to either go back to their original long-acting injectable somatostatin analog or remain on octreotide capsules at the appropriate dose identified during the run-in phase and then followed for an additional nine months. After completing the randomized controlled phase, patients will be offered the opportunity to participate in a withdrawal phase sub-study to assess evidence of active disease and the requirement for long term treatment. We expect that all eligible patients will have the option of entering an extension phase during which period these patients would receive octreotide capsules at the dose identified during the run-in phase.

Patients who do not respond during the run-in phase will not enter the randomized phase but will be switched back to long-acting injectable somatostatin analog and followed for an additional three months or, in selected centers, may be offered the opportunity to determine if they can respond to a combination of octreotide capsules with a second oral agent called cabergoline. Cabergoline is used for the treatment of mild acromegaly. It has a different mechanism of action and publications have suggested it may have an additive effect to somatostatin analogs. This sub-study, which the EMA did not accept as part of the final protocol for comparative effectiveness, is unlikely to be sufficient to gain regulatory approval for the combination of both drugs but may provide useful information to physicians.

MPOWERED Phase 3 Design to Support EMA Application

In late 2016, the FDA advised us that the MPOWERED clinical trial will not be sufficient to address the concerns identified by the FDA in the CRL. Consequently, we modified certain elements of the MPOWERED study in an effort to preserve patients, sites and other resources necessary to conduct the Phase 3 CHIASMA OPTIMAL trial, which was designed to address the FDA’s concerns, and produce data packages that could be suitable for submission in both the United States and the European Union. We expect to complete enrollment in MPOWERED in the second quarter of 2019 and to release top-line data from the MPOWERED trial in the second half of 2020.

Completed Phase 3 Clinical Trial

In March 2012, we initiated a Phase 3 multi-center, open-label, baseline-controlled clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly who responded to and tolerated treatment with somatostatin analogs. We completed this trial in November 2014 and the results were published in the Journal of Clinical Endocrinology & Metabolism in February 2015 and presented at the Endocrine Society’s Annual Meeting in March 2015. To date, octreotide capsules is the first and only somatostatin analog formulated for oral administration to complete a Phase 3 clinical trial. In addition, the results were submitted with our NDA for octreotide capsules in June 2015. In the CRL to our NDA, the FDA expressed concerns regarding certain aspects of the company’s single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In the minutes from our End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design, which we have sought to address with CHIASMA OPTIMAL.

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

After baseline levels were obtained, no less than one month following their last monthly injection of the long-acting injectable somatostatin analog, a core treatment period with octreotide capsules was initiated. This core treatment period consisted of a dose-escalation phase of at least two months in duration, designed to find an appropriate dose of octreotide capsules for each individual patient, and a fixed-dose phase of up to five months in duration, during which period the appropriate therapeutic dose identified in the dose-escalation phase was maintained. Since data from the prior clinical trials we conducted before this initial Phase 3 trial demonstrated a significant reduction in bioavailability when octreotide capsules were administered with a high-fat meal, patients in this Phase 3 clinical trial were required to fast for at least one hour before and at least one to two hours after each dose.

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

The primary objective of the trial was to determine the efficacy of octreotide capsules in patients with acromegaly, as measured by effect on IGF-1 and GH levels, with responders defined as patients who achieve an IGF-1 level less than 1.3 times the ULN, adjusted for age and an integrated GH level over two hours less than 2.5 ng/mL. Secondary objectives included assessment of safety and tolerability of octreotide capsules, and comparison of efficacy of octreotide capsules versus long-acting injectable somatostatin analog.

Completed Phase 3 Clinical Trial Design

Trial Results

Of the 155 patients enrolled, four were not evaluable and of the 151 in the mITT group, 49 patients discontinued, the majority during the dose-escalation phase. Of the 151 patients in the mITT group, patients discontinued for a variety of reasons, including treatment failures because the patient could not be controlled in the study on 80 mg, the highest dose available (24); withdrawals due to adverse events (18); or patient choice, sponsor request and lost to follow up (7). Of the 110 patients who completed the dose-escalation phase, 52 patients, or 47%, were receiving the 40 mg daily dose, 25 patients, or 23%, were receiving the 60 mg dose, and 33 patients, or 30%, were receiving the 80 mg dose.

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

Applying a last-observation carried forward, or LOCF, methodology, 65% of patients in the mITT group were classified as responders at the end of the seven-month core treatment phase, which was the primary endpoint for the trial. Applying a worst-case imputation method, whereby all patients who withdrew from the study prematurely (regardless of reason) are treated as non-responders, 53% of patients were classified as responders at the end of the seven-month core treatment phase. By the end of the six-month extension phase, or 13 months after first dosing, utilizing LOCF the responder rate was 62% in the mITT group. Of the 110 patients who completed the dose-escalation phase, and therefore received an optimized dose of octreotide capsules, 75% were classified as responders. For all 151 patients included in the mITT group, the responder rate on long-acting injectable somatostatin analogs was 89% at baseline, prior to initiation of octreotide capsules. Endocrinologists indicated to us that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians.

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

Completed Phase 1 Clinical Trials of Octreotide Capsules

Together with a group of academic collaborators, we conducted a series of Phase 1 clinical trials to demonstrate that the bioavailability of octreotide capsules, developed utilizing our TPE technology, is comparable to the bioavailability of octreotide administered in the short-acting subcutaneous, or sc, formulation. These trials demonstrated similar pharmacokinetics for octreotide capsules and octreotide 0.1 mg sc injection and that a 20 mg oral dose of octreotide capsules produced systemic exposure comparable to octreotide 0.1 mg sc injection in healthy volunteers. There was no effect of route of administration on octreotide elimination, and the mean elimination half-life (t1/2) was comparable with the two treatments. However, these studies also demonstrated that the bioavailability of octreotide capsules is approximately 90% lower when it is taken with a high-fat meal rather than in the fasted state. Accordingly, our current Phase 3 clinical trials require patients to take octreotide capsules at least one hour prior to a meal or two hours after a meal.

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

Our TPE Platform

Although not currently staffed or sufficiently financed to do so, if octreotide capsules are approved in acromegaly, we may seek to use our TPE platform to develop other oral medications to help improve the lives of patients suffering from other debilitating diseases that are currently being treated with injectable therapies. If we pursue new peptide-based drugs to develop using our TPE platform, to potentially reduce the development time and expenses and overall level of investment required, where possible, we may focus our efforts on drugs for which we may utilize the FDA’s 505(b)(2) regulatory pathway in the United States and the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in the European Union. In March 2017, the Tufts Center for the Study of Drug Development reported that the FDA’s 505(b)(2) regulatory pathway for new drug applications in the United States has not led to shorter approval times. With octreotide capsules, we brought a TPE-based product candidate from concept to the first clinical trial within 18 months and then initiated our first Phase 3 clinical trial approximately two years later.

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

In January 2014, we received the clinical results from the seven-month core treatment period of the octreotide capsules Phase 3 clinical trial. These results did not include the six-month extension period of the trial, which allowed patients the opportunity to choose to continue on oral therapy. In May 2014, Roche conducted a pre-NDA meeting with the FDA. In July 2014, Roche elected to terminate the license agreement and transitioned octreotide capsules and all materials related to the clinical development programs back to us. We subsequently entered into a termination agreement with Roche, which included our purchase of active pharmaceutical ingredient for future manufacturing of octreotide capsules and a trademark associated with octreotide capsules for an aggregate of $5.1 million payable over three years. We have made all such payments and have no further obligations to Roche.

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

However, the FDA did advise us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA also informed us that, in its view, a single-arm study was not as informative as a controlled study, such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted from our single-arm study, and whether these findings are robust enough to warrant approval, would be review issues as the FDA evaluated our NDA. We submitted our NDA to the FDA in June 2015. In April 2016, the FDA issued a CRL to our NDA.

Commercialization Strategy

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. If approved, we may commercialize octreotide capsules ourselves in the United States employing a strategy that differentiates our product and is tailored to the needs of patients and their physicians. Prior to the receipt of the CRL, we conducted market research with endocrinologists, nurses and patients with acromegaly and other pre-commercial activities in the United States to better understand satisfaction levels and key unmet needs with respect to current treatments for acromegaly and to build awareness of octreotide capsules. In surveys commissioned by us, more than 80% of patients with acromegaly expressed a preference for an oral treatment, and endocrinologists surveyed predicted that an oral treatment would ultimately become the preferred treatment option. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians. To assess the attitudes of commercial third-party payors toward reimbursement for octreotide capsules, in 2010 we conducted research with 12 such payors collectively representing 111 million covered lives. Payors representing nearly 90% of these covered lives said they would reimburse an oral treatment assuming pricing was in a range comparable to the existing injectable therapy market leader, octreotide. Additional U.S. payor and pricing research will be necessary to inform our commercialization strategy if any NDA we may submit for octreotide capsules in acromegaly is approved.

Based on our evaluation of the acromegaly market in 2016, we believe the U.S. market for acromegaly treatments is concentrated. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 patient care centers. Patients with acromegaly undergoing treatment in the United States are generally treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. We believe we will be able to market octreotide capsules, if approved, to these patient care centers. We believe that the clinical benefits, if demonstrated, and preferences of patients and healthcare professionals for an oral therapy together with our planned patient-centric approach could enable octreotide capsules, if approved, to become a new standard of care in acromegaly.

Subject to resolution of our planned NDA and assuming positive data in our ongoing Phase 3 MPOWERED clinical trial, we intend to submit an MAA to the EMA to enable us to commercialize octreotide capsules in the European Union. We plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in the European Union and the rest of the world in order to maximize the availability of the product candidate, if approved, to patients. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

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

Octreotide capsules are intended to be refrigerated and our NDA included primary stability data covering 24 months under these storage conditions. We have also obtained data regarding additional one-month storage at room temperature. The FDA has previously indicated that the testing parameters for our control strategy and product release and stability specifications are acceptable. The manufacturing process for the API has been validated at both of our API manufacturers and octreotide capsules manufactured at our CMOs as well as final product packaging has also been validated. In the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA. In December 2016, we were informed that the supplier had recently received its EIR from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future seeking approval of octreotide capsules in acromegaly.

Competition

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology companies and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of octreotide capsules, if approved, and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities.

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but most involve administration via injection. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Published reports indicate that Camurus AB intends to initiate a Phase 3 acromegaly trial in the second half of 2019. MidaTech Pharma PLC also recently conducted its first in human study of Q-Octreotide (MTD201), Midatech’s injectable treatment for acromegaly built on its Q-Sphera sustained release platform technology. In 2018, Crinetics Pharmaceuticals, Inc. announced the planned initiation of two Phase 2 clinical trials in 2019 to evaluate the safety and efficacy of CRN00808 in acromegaly patients. CRN00808 is a nonpeptide somatostatin agonist designed to be taken orally once per day. In May 2017, Dauntless

Pharmaceuticals, Inc., a privately held biopharmaceutical company, announced positive results from its two-part, Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-LRx, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. We are also aware of other companies such as Rani Therapeutics (RaniPillTM capsule containing octreotide) and Strongbridge Biopharm (valdoreotide, or COR-005) who may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of the other product candidates in development for acromegaly receive regulatory approval before, or in a similar timeframe as, our octreotide capsules, or demonstrate superior clinical results to octreotide capsules, we may encounter significant difficulties with our commercial launch of octreotide capsules, if approved.

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

Patents

As of March 7, 2019, our patent portfolio includes five patents issued in the United States; one patent application for which an issue fee has been paid, and which is due to be granted on March 26, 2019; patents issued in foreign jurisdictions; patent applications pending in the United States; and patent applications pending in various foreign jurisdictions. These patents and patent applications include narrow and broad claims directed to polypeptide compositions including octreotide compositions formulated with our TPE technology; capsules containing such compositions; methods of treatment using such compositions; and methods of making various compositions with our TPE technology. This patent family includes three issued U.S. patents and one pending patent application with claims directed to enteric-coated oral dosage form comprising octreotide compositions, capsules containing octreotide compositions, and methods of treating various conditions with related octreotide compositions. Other patents in this family have issued in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Russia, South Africa, and the United Kingdom, and patent applications are pending in other jurisdictions, including Brazil, Canada, China, Europe, Israel and Korea, Mexico, Russia, Australia, and Japan. Patents in this family are expected to expire in 2029, absent any adjustments or extensions. This patent family includes an issued U.S. patent with claims relating to enteric-coated oral dosage form comprising polypeptide compositions.

We also own a family of patent applications directed to a dosage regimen for octreotide and also directed to methods of treating acromegaly with certain octreotide-containing compositions and dosage regimens, which has entered the National Phase. There are pending applications in the United States and abroad. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this PCT application are expected to expire in 2036, absent any adjustments or extensions. This patent is due to be granted on March 26, 2019 and will expire in 2036.

Additionally, we own two U.S. utility patents directed to proprietary packaging for distribution of octreotide capsules which are expected to expire in 2035, absent any adjustments or extensions. We also own two U.S. design patents, which have been granted in several other jurisdictions and are expected to expire in the U.S. in 2030 and 2033.

Finally, we own a family of patents application directed to further uses of our TPE technology which have entered the National Phase. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this PCT application are expected to expire in 2035, absent any adjustments or extensions.

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

United States Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3 clinical trials, and may overlap. Phase 1 generally involves a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these studies is to assess the metabolism, pharmacological action, side effect tolerability and safety of the drug. Phase 2 trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 trials generally involve large numbers of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 trials.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Within 15 calendar days after the sponsor determines that the information qualifies for reporting, written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the drug and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. The clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

NDA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of nonclinical studies and clinical trials are then submitted to the FDA in an NDA along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain proof of safety and efficacy, which is demonstrated by extensive nonclinical and clinical testing. The application includes both negative or ambiguous results of nonclinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. FDA approval of an NDA must be obtained before marketing a drug in the United States.

In addition, under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. An NDA applicant must submit to the FDA a pediatric study plan typically 60 days after an end-of-Phase 2 meeting with the FDA. Because octreotide capsules received orphan drug designation for the treatment of acromegaly, we do not need to comply with the requirements of PREA at this time. If, however, we seek other indications for octreotide capsules or pursue approval of any other product candidate that does not have orphan drug designation, we may need to comply with PREA or otherwise seek a waiver.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt and within 30 days of receipt for an NDA resubmission. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months from the receipt of an NDA for a non-new molecular entity in which to complete its initial review of a standard NDA and respond to the applicant. The FDA does not always meet its PDUFA goal dates for standard NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

FDA’s NDA Resubmission Policy Following a Complete Response Letter

Under the FDA’s policies and procedures, an NDA that is resubmitted following the issuance of a CRL will be evaluated by the FDA to determine whether the resubmission addresses all of the deficiencies raised in the CRL.

If so, the FDA will classify the resubmission as either Class 1 or Class 2. The FDA will review and act on Class 1 resubmissions within two months of the NDA receipt date and on Class 2 resubmissions within six months of the NDA receipt date. As the resubmission of an NDA that involves the safety and efficacy data of a new Phase 3 clinical trial does not meet the criteria of a Class 1 resubmission, we expect that our NDA for octreotide capsules, if resubmitted, will qualify as a Class 2 resubmission, if it is determined to address all of the deficiencies raised in our CRL. Data from CHIASMA OPTIMAL, if positive, should support our NDA resubmission in the United States, which we anticipate resubmitting by year-end 2019.

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

European Orphan Designation and Exclusivity

In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that affect not more than five in 10,000 persons in the European Union Community, or when, without incentives, it is unlikely that sales of such products in the European Union would be sufficient to justify the necessary investment in developing the products. Additionally, orphan drug designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized (or the product would be a significant benefit to those affected).

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products and are increasingly challenging the prices charged for drug products and medical services, examining the medical necessity and reviewing the cost effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States.

The U.S. government, state legislatures and foreign governments have also shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

Other legislative changes have been proposed and adopted since the ACA was enacted. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

In addition to HIPAA and HITECH, other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. For example, in June 2018 California enacted the California Consumer Privacy Act which takes effect on January 1, 2020 and will broadly define personal information, give California residents expanded privacy rights and protections, provide civil penalties for violations, and create a private right of action and statutory damages for victims of data breaches. Other states are considering similar laws. Many state laws that govern the privacy and security of health information in certain circumstances differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Various foreign countries also have, or are developing, laws governing the collection, use and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business.

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

In March 2010, the ACA was enacted. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

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

•

The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs used in orphan indications. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. The ACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”). The required discount was increased to 70% on January 1, 2019 pursuant to the Bipartisan Budget Act of 2018.

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

On April 16, 2014, the European Commission adopted Clinical Trial Regulation EU No. 536/2014 in an effort to ensure that the rules for conducting clinical trials in the EU will be identical. The new regulation, among other things, will implement a streamlined application procedure with a single entry point for review, harmonize the process for assessing applications for clinical trials, simplify reporting procedures, and increase transparency regarding clinical trials and their outcomes. The regulation, however, will not become applicable until six months after the European Commission publishes a notice of the confirmation of the full functionality of the Clinical Trials Information System through an independent audit. Until then, the current law, Clinical Trials Directive 2001/20/EC, continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, such as octreotide capsules, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Employees

As of March 1, 2019, we had 18 full-time employees located in the United States and in Israel. While none of our employees are represented by a labor union or party to any collective bargaining agreement, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by extension orders issued by the Israel Ministry of Economy (previously the Israeli Ministry of Trade, Industry and Labor).

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

Research and Development

During the year ended December 31, 2018, our total research and development expense was $22.4 million compared to $17.9 million and $31.3 million in the years ended December 31, 2017 and 2016, respectively. The increase in 2018 was primarily due to increased costs related to the CHIASMA OPTIMAL clinical trial which we initiated in September 2017, and the MPOWERED trial and were partially offset by reduced personnel costs associated with the transition of our former Chief Development Officer from a full-time employee to a member of the board of directors of both our company and our Israeli subsidiary. The decrease in 2017 as compared to 2016 was primarily due to approximately $7.4 million of API purchases and pre-commercial manufacturing validation activities during 2016, that did not reoccur in 2017, as well as reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. These decreases were partially offset by an increase in clinical trial costs of $1.3 million.

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2001. Our principal executive offices are located at 460 Totten Pond Road, Suite 530, Waltham, MA 02451 and our telephone number is (617) 928-5300. Our website address is www.chiasmapharma.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov. The information contained on our website, or that can be accessed through our website, is not a part of this annual report on Form 10-K and is not incorporated by reference into this Form 10-K.

We own various U.S. federal and foreign trademark registrations and applications, as well as pending and unregistered trademarks and service marks, including “CHIASMA”, “TPE”, “MYCAPSSA”, “MYCAPSSA logo”, “ACROMEGALY.CARE plus logo”, CAPS plus logo and “CHIASMA logo” for our corporate logo. “CHIASMA”, “MYCAPSSA”, “TPE”, CHIASMA logo, ACROMEGALY.CARE plus logo and CAPS plus logo are U.S. federal trademarks registered to Chiasma, Inc. All trademarks or trade names referred to in this Form 10-K including those of third parties are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. During 2018 we obtained a copyright registration in the United States for our acromegaly treatment satisfaction questionnaire (Acro-TSQ).

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

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

In light of our receipt of a Complete Response Letter, or CRL, from the FDA in April 2016 regarding our New Drug Application, or NDA, for octreotide capsules for the maintenance treatment of U.S. adult patients with acromegaly, our participation in an End of Review Meeting and several additional interactions with the FDA, and despite our receipt of a Special Protocol Assessment, or SPA, for our CHIASMA OPTIMAL Phase 3 clinical trial, the approvability of octreotide capsules is uncertain and we may never obtain regulatory approval in the United States, which would jeopardize our viability as a business.

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

In the End of Review meeting, we discussed the concerns raised by the FDA in the CRL, and in the meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. In August 2017, we reached agreement with the FDA under its SPA procedures of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, which includes a placebo control. This clinical trial was designed to address the concerns previously raised in the CRL and support a potential resubmission of our NDA for octreotide capsules in acromegaly. In May 2018, we received a SPA Agreement Modification Letter from the FDA agreeing to our proposed modification to the hierarchical set of secondary endpoints. We refer to this new Phase 3 trial, which we initiated in September 2017, using the acronym CHIASMA OPTIMAL.

We estimate that we will report top-line data from CHIASMA OPTIMAL in the third quarter of 2019. If the data from CHIASMA OPTIMAL is positive, we plan to resubmit our NDA by year-end 2019. We expect the FDA will aim to complete its review of our anticipated NDA, if accepted for filing, within six months based on our expectation that the NDA filing will be designated a Class 2 resubmission by FDA to address its CRL to our original NDA. The duration of the trial, the timing of data and time provided for the NDA review, if submitted, could take longer that we expect. Although we currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from our Phase 3 CHIASMA OPTIMAL trial in the third quarter of 2019 and into early 2020, clinical development is inherently uncertain and therefore we may not have the sufficient capital resources necessary to achieve this plan. Further, we may not have sufficient capital resources to fully fund CHIASMA OPTIMAL, or any additional trials that the FDA may require as a condition to approval.

We also cannot provide any assurance that if we complete CHIASMA OPTIMAL, the data from the trial will be sufficiently positive to support U.S. regulatory approval of octreotide capsules for the maintenance therapy of adult patients with acromegaly. Varying interpretations of the data obtained from nonclinical and clinical testing or manufacturing of our product candidates could delay, limit or prevent regulatory approval of octreotide capsules. Of note, in July 2014, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, elected to terminate our license agreement for octreotide capsules after reviewing the data from the seven-month core treatment period of our first Phase 3 clinical trial of octreotide capsules and after a May 2014 pre-NDA meeting with the FDA. Roche cited no reason for its decision in its formal notice of termination, but stated publicly at the time that it had elected to make this decision after receiving additional information about our first Phase 3 clinical trial and after further consultation with regulatory authorities. Subsequent to this decision, we independently met with the FDA to discuss the clinical development of octreotide capsules, including the first Phase 3 clinical results from the six-month extension phase of the clinical trial (in addition to the seven-month core data provided by Roche in May 2014). At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, the FDA also advised us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our first Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA also informed us that, in its view, a single-arm study was not as informative as a controlled study such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted in our NDA from our single-arm study, and whether these findings would be robust enough to warrant approval, would be review issues as the FDA evaluated our NDA. In April 2016, the FDA issued a CRL.

If CHIASMA OPTIMAL fails to address the concerns raised by the FDA in the CRL or if we fail to meet the primary or secondary endpoints in the trial, we may be unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules at all or without submitting new or additional clinical data to the FDA, which may require that we conduct one or more additional clinical trials, which we are highly unlikely to pursue. Furthermore, if the CHIASMA OPTIMAL trial is not successful, our ability to continue our business through the completion of the MPOWERED Phase 3 clinical trial and pursue regulatory approval in the European Union will require significant additional time and capital, which we may not be able to secure on favorable terms, if at all. The prospects for our business under these circumstances will be significantly diminished, our ability to continue as a standalone business could be materially impaired and we may need to cease operations.

Even though our Phase 3 CHIASMA OPTIMAL trial is being conducted under a SPA agreed to with the FDA, we cannot guarantee that the design of, or data collected from, this trial or any of our clinical trials will be sufficient to support filing or approval of an NDA.

In the context of a Phase 3 clinical trial, the purpose of a SPA is to reach agreement with the FDA on the protocol design and size of the trial that may form the primary basis of an efficacy claim in support of an NDA. In requesting a SPA agreement, a sponsor asks focused questions on specific issues relating to the protocol, protocol design, study conduct, study goals and data analysis. However, according to regulatory guidance, a SPA agreement does not indicate FDA concurrence on every protocol detail. Absence of an FDA comment on a particular aspect of a trial does not necessarily indicate agreement if the sponsor did not specifically ask about that aspect. Moreover, a SPA is not a guarantee of approval, even if the trial is successful. A SPA is not binding on the FDA and may be rescinded if, for example, the FDA identifies a safety concern related to the product or its pharmacological class, if the FDA and the scientific community recognize a paradigm shift in disease diagnosis or management, if the relevant data, assumptions or information provided by the sponsor in the SPA submission are found to be false or misstated or omit relevant facts, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. A SPA may be modified, as our SPA was in May 2018, with the written agreement of the FDA and the trial sponsor and, according to regulatory guidance, minor issues can be resolved through additional correspondence and protocol amendments after the trial begins. However, the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement, the significance of protocol amendments, if necessary after the trial begins, and the data and results from the applicable clinical trial.

Further, the results from the CHIASMA OPTIMAL trial, a double-blind, placebo controlled clinical trial, may not be sufficiently robust to support the filing or approval of an NDA. In particular, the CHIASMA OPTIMAL trial has a relatively small sample size, 56 patients enrolled, and therefore the FDA has indicated that missing data, which might be only a few measurements, may raise questions about data quality and may, ultimately, invalidate the trial results. It should also be noted that the design of the CHIASMA OPTIMAL trial is different in important ways from the design of both our current MPOWERED clinical trial and our completed Phase 3 clinical trial. For example, in contrast to our completed Phase 3 clinical trial, which did not have a placebo arm, the CHIASMA OPTIMAL trial design calls for the randomization of 50% of study patients to placebo capsules. While we believe that as many as 90% or more of the patients randomized to placebo capsules could require injectable somatostatin analog rescue therapy or otherwise fail placebo treatment, we cannot predict with any precision the effect of placebo capsules in this trial. Conducting a randomized, double-blind and controlled trial, with a placebo control poses challenges different from prior clinical trials we have conducted. In our completed Phase 3 clinical trial we used IGF-1 < 1.3 times the upper limit of normal as a screening eligibility criteria and the threshold for response whereas in our CHIASMA OPTIMAL trial we use IGF-1 ≤ 1.0 times the upper limit of normal. In light of these new trial design elements, even if we achieve a clinical response consistent with or similar to what we believe we achieved in our completed Phase 3 clinical trial, we may fail to achieve the primary or secondary endpoints of the CHIASMA OPTIMAL trial.

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

We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints, along with the data from our other clinical trials, and whether the data collected are sufficiently robust to support the interpretability of these analyses, in determining whether to approve our NDA, if resubmitted, for the marketing and sale of octreotide capsules. Consequently, there can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of our NDA, if resubmitted, for the marketing and sale of octreotide capsules. If the data from CHIASMA OPTIMAL is insufficient to support approval of our NDA, our ability to continue as a standalone business could be materially impaired and we may need to cease operations.

We are substantially dependent on the regulatory approval and subsequent commercial success of octreotide capsules for the treatment of acromegaly in the United States, both of which may never occur.

We are a clinical-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. As a result, our potential to generate future revenues is currently dependent upon our ability to obtain regulatory approval and achieve commercial success of octreotide capsules for the treatment of acromegaly in the United States and European Union. Our receipt of a CRL from the FDA to our NDA for octreotide capsules and the requirement to conduct an additional Phase 3 clinical trial to address the concerns raised in the CRL has resulted, and will continue to result, in a significant delay in our ability to commercialize octreotide capsules in the United States, if we are ever able to obtain U.S. regulatory approval at all.

Even if we receive regulatory approval, the timing of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales and marketing personnel (especially since we terminated substantially all of our commercial personnel in June 2016), pricing and reimbursement timelines, the production of sufficient quantities of commercial drug product (especially since we indefinitely suspended all of our commercial manufacturing commitments during the second quarter of 2016), implementation of a distribution infrastructure, the efficacy and safety data from our clinical trials and the competitive landscape. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules, if approved, in an effort to address the concerns it raised in the CRL and the End of Review meeting or to address findings in the CHIASMA OPTIMAL trial or the MPOWERED clinical trial. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States in the future.

In the event that the CHIASMA OPTIMAL trial is not successful or we are not able to resubmit our planned NDA to the FDA, we may not be able to ever reach or achieve profitability, or even commercial viability, based solely on the prospects of marketing authorization approval of octreotide capsules in the European Union. Further, if the CHIASMA OPTIMAL trial is unsuccessful, the MPOWERED trial, even if successful, may no longer be sufficient evidence to warrant EMA approval of octreotide capsules as we expect that negative results from the CHIASMA OPTIMAL trial will reduce the likelihood of approval of octreotide capsules by the EMA. Our potential for financial success in the European Union as a standalone market will largely be dependent upon our ability to raise significant additional capital at least through the MAA approval date, which is uncertain, to obtain timely and adequate pricing and reimbursement approval for octreotide capsules from countries comprising the European Union, if approved, to achieve market acceptance of octreotide capsules in the European Union, to build our commercial infrastructure and distribution capabilities in the European Union, and to grow the octreotide capsules business in the EU market to a certain scale. As such, there can be no assurance that the commercialization of octreotide capsules or our business plans are at all viable in the absence of sufficiently positive CHIASMA OPTIMAL data and FDA approval of octreotide capsules.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize virtually all of our efforts and financial resources as we continue to pursue the approval of octreotide capsules in the United

States and European Union. The success of octreotide capsules, if approved, will depend on several factors, including:

•	the efficacy and safety data from our clinical trials;

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules;

•	acceptance by patients, the medical community and third-party payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules are approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•	successful implementation of our manufacturing processes and production of sufficient quantities of commercial drug product;

•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs, and taking other measures satisfactory to the FDA; and

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity and otherwise protecting our rights in our intellectual property portfolio.

Other than octreotide capsules, we have no other product candidates in clinical development. As a result, we continue to be highly dependent on the regulatory approval and successful commercialization of octreotide capsules, the failure of which could raise substantial doubt of our ability to continue as a viable business.

If we are not able to obtain required regulatory approvals for octreotide capsules, particularly in the U.S., we will not be able to commercialize this product candidate and our ability to generate revenue or profits, raise future capital, or continue as a standalone business could be materially impaired.

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

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our second Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, which is referred to as MPOWERED and was initiated in March 2016, is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients in Europe, Russia, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support submission of a marketing authorization application, or MAA, and potential approval. The FDA advised us that positive data from the ongoing MPOWERED clinical trial, if obtained, will not be sufficient to address the concerns identified by the FDA in the CRL. Shortly following the receipt of this advice, we commenced the SPA process with FDA for the new Phase 3 CHIASMA OPTIMAL clinical trial. The CHIASMA OPTIMAL trial may not be successful. The FDA may never approve an octreotide capsules NDA, if resubmitted following the CHIASMA OPTIMAL trial. Our ongoing MPOWERED Phase 3 clinical trial may not be successful, or acceptable to the EMA to support regulatory approval in the European Union. The CRL or data produced from the CHIASMA OPTIMAL trial could adversely impact the EMA’s review of our regulatory submission, if submitted, and therefore we may never receive approval to market octreotide capsules in the United States, European Union or elsewhere.

Importantly, we expect that the safety data generated in all of our clinical trials of octreotide capsules, including our completed first Phase 3 clinical trial, the CHIASMA OPTIMAL clinical trial and the MPOWERED clinical trial, as well as the efficacy data from our completed first Phase 3 clinical trial and the CHIASMA OPTIMAL trial, will be integrated into our planned NDA, if resubmitted. We further expect the safety and efficacy data from all three of our Phase 3 clinical trials to be submitted in our planned MAA filing. While CHIASMA OPTIMAL has been designed to address the FDA’s concerns in the CRL and the MPOWERED trial design has been accepted by the EMA, our ultimate success in the regulatory review process of each planned application for marketing approval could be negatively impacted by the trial results from any of our clinical trials.

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

•

the results of our clinical trials may not be sufficiently robust or meet the level of statistical or clinical significance required by the FDA, the EMA or other regulatory agencies for marketing approval;

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

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date, as was the case with the FDA’s review of our completed first Phase 3 clinical trial contained in the NDA, or that any current or future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies, as the FDA strongly recommended in the CRL.

We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied before, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive nonclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication and manufacturing quality. Octreotide capsules may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We have designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway, which is analogous to the 505(b)(2) regulatory pathway, in the European Union. As such, our NDA in the United States relied, and if resubmitted following the CHIASMA OPTIMAL trial will continue to rely, and we intend that our MAA in the European Union will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we designed our development programs to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and the European Union, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

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

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly called MPOWERED to support potential regulatory approval in the European Union. In the CRL and subsequent End of Review meeting minutes, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledged FDA’s feedback contained in the CRL and in the End of Review meeting minutes and are now conducting a third Phase 3 clinical trial, called the CHIASMA OPTIMAL trial under the FDA’s SPA procedures. This trial was initiated in September 2017, was fully enrolled in October 2018, and we expect to release top-line data in the third quarter of 2019. If we successfully secure regulatory approval in acromegaly, we may also consider clinical trials of octreotide capsules in indications other than acromegaly, assuming financing is available to us. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of past, current or future trials can adversely affect prospects of securing regulatory approval or regulatory approvals previously received.

The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. The results of our completed clinical trials for octreotide capsules in acromegaly do not ensure that future clinical trials, including the MPOWERED Phase 3 trial designed to support EMA approval and the CHIASMA OPTIMAL Phase 3 trial, will also generate comparable results. Among other considerations, these trials may be designed in a way that is different from our completed clinical trials. For example, the EMA required that we use multiple time points in the Phase 3 clinical trial that we initiated in March 2016 rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. While the EMA agreed that we use the same cut off as used in our first Phase 3 clinical trial of IGF-1 < 1.3 times the upper limit of normal as the threshold for response, the FDA agreed that we use IGF-1 ≤ 1.0 times the upper limit of normal in the CHIASMA OPTIMAL trial. The fact that we have not used such endpoints previously for regulatory submissions introduces an additional level of uncertainty in the outcome of the MPOWERED and CHIASMA OPTIMAL Phase 3 clinical trials. Further, the CHIASMA OPTIMAL trial design calls for the randomization of 50% of study patients to placebo capsules, the effect of which we cannot accurately estimate. We cannot provide assurance that the FDA or EMA will view the results as we do or that any our ongoing or future trials of octreotide capsules, including our MPOWERED or CHIASMA OPTIMAL Phase 3 clinical trials in acromegaly, or any clinical trials we may conduct for other indications, if any, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any current or future clinical trial results of octreotide capsules may not be successful in acromegaly, or any other indication, if studied. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for acromegaly or other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and varying patient characteristics, including demographic factors and health status. If later-stage clinical trials, such as CHIASMA OPTIMAL or MPOWERED, do not produce favorable results, it will raise substantial doubt about our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications.

Further, our NDA relied upon the FDA’s 505(b)(2) regulatory pathway for octreotide capsules in acromegaly in the United States and we expect to rely on a similar hybrid application pathway for the MAA that we plan to submit in the European Union. There can be no assurance that our clinical trials, or the clinical trials conducted by third parties, will demonstrate sufficient safety and efficacy for the FDA or EMA to approve octreotide capsules for the treatment of acromegaly or any other indication that may be specified in future NDA or MAA submissions. Even if we do obtain approval from the FDA for octreotide capsules for the treatment of acromegaly in the United States, we may not be successful in obtaining approval from the EMA or other regulatory authorities, or vice versa.

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

Delays in the completion of the CHIASMA OPTIMAL trial which we initiated in September 2017 to support regulatory approval of octreotide capsules in the United States, the Phase 3 MPOWERED clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules in acromegaly in the European Union, the clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly increase our product development costs and jeopardize, our ability to commercialize octreotide capsules.

For example, in October 2015, the EMA required us to revise our protocol for our MPOWERED Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore dictated that additional time will be needed to complete our second Phase 3 clinical trial of octreotide capsules. We do not know whether the MPOWERED Phase 3 trial or the CHIASMA OPTIMAL Phase 3 trial will be completed on schedule, if at all, or will be successful. In light of the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, in late 2016 we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. The modifications to the MPOWERED trial, together with our decision in October 2018 to enroll 15 additional patients, delayed the expected timing of an MAA submission with the EMA. We now expect top-line data from the MPOWERED study in the second half of 2020. The completion of the MPOWERED or CHIASMA OPTIMAL Phase 3 trials or other clinical trials we may conduct could be delayed for a number of other reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•

patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications, as well as other ongoing clinical trials in adult acromegaly patients;

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

Changes in funding for, or leadership at, the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, prevent new products and services from being developed, approved or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, the FDA and other government agencies on which our business relies is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including our planned resubmission of our NDA for octreotide capsules in acromegaly, which could have a material adverse effect on our business. Moreover, changes in leadership at the FDA could have an adverse impact on our ability to receive regulatory approval for octreotide capsules in the United States. Similarly, a prolonged government shutdown could prevent the timely review of patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We may find it difficult to enroll patients in our clinical trials, in particular with respect to octreotide capsules and any other product candidates that we may pursue, which could delay or prevent clinical trials of octreotide capsules and any future product candidates we may develop and potentially harm our business.

Identifying and qualifying patients to participate in clinical trials of octreotide capsules and any future product candidates we may develop is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing octreotide capsules and any future product candidates we may develop as well as completion of required follow-up periods. If patients are unable or unwilling to participate in our clinical trials for any reason, including if patients choose to enroll in competitive clinical trials for similar patient populations or they are unwilling to enroll and stay in a clinical trial with a placebo-controlled design, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of octreotide capsules and any future product candidates we may develop may be delayed. These delays could result in increased costs, and we may not have sufficient capital on hand or the ability to raise additional capital to cover such costs, delays in advancing octreotide capsules or any future product candidates we may develop, delays in testing the effectiveness of future product candidates, if any, or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in the United States, Russia, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in the European Union. The same limitation is true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial.

Patient enrollment is affected by factors including the:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials, such as in the CHIASMA OPTIMAL trial;

•	eligibility criteria for the trial in question;

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

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Pfizer markets pegvisomant daily injections and Novartis also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. We are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Published reports indicate that Camurus AB intends to initiate a Phase 3 acromegaly trial in the second half of 2019. MidaTech Pharma PLC also recently conducted its first in human study of Q-Octreotide (MTD201), Midatech’s injectable treatment for acromegaly built on its Q-Sphera sustained release platform technology. In 2018, Crinetics Pharmaceuticals, Inc. announced the planned initiation of two Phase 2 clinical trials in 2019 to evaluate the safety and efficacy of CRN00808 in acromegaly patients. CRN00808 is a nonpeptide somatostatin agonist designed to be taken orally once per day. In May 2017, Dauntless Pharmaceuticals, Inc., a privately held biopharmaceutical company, announced positive results from its two-part, Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-RX, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. We are also aware of other companies such as Rani Therapeutics (RaniPill™ capsule containing octreotide) and Strongbridge Biopharm (valdoreotide or COR-005) who may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of CAM2029, MTD201, CRN00808, DP1038, IONIS-GHR-RX or the other products in development for acromegaly receive regulatory approval before, or in a similar timeframe as, our octreotide capsules, or demonstrate superior clinical results to octreotide capsules, we may encounter significant difficulties with our commercial launch of octreotide capsules.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval of drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render octreotide capsules or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing octreotide capsules or any future product candidates we may develop. Our competitors may also obtain FDA or other regulatory approval of their products more rapidly than we may obtain approval of ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. For example, a competitor could develop another oral formulation of either a somatostatin analog or non-somatostatin analog or other technology that could make administration of peptide-based therapies more convenient. If we are unable to compete effectively, our opportunity to generate revenue from the sale of octreotide capsules or any future product candidates we may develop, if approved, could be impaired.

The number of patients suffering from acromegaly is small, and has not been established with precision. Our assumptions and estimates regarding prevalence may be wrong. If our octreotide capsules product candidate is approved for sale, and the actual number of patients in the applicable market is smaller than we estimate, our revenue could be adversely affected, possibly materially.

There are an estimated 69,000 individuals with acromegaly worldwide. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In thirteen studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. Data from a 2017 study by Lavrentaki et. al. suggest that the global prevalence of acromegaly may be between 28 and 137 cases per million people. Based upon market research last performed by us in 2016, we believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States. However, there is no guarantee that these estimates are correct. The number of patients with acromegaly, in particular the number of patients for whom our octreotide capsules product, if approved, is approved for use, could actually be significantly lower than these estimates.

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

The degree of market acceptance of octreotide capsules, if approved, will depend on a number of factors, including:

•

the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules observed in our clinical trials, and relative to injectable somatostatin analogs, which relative data from our MPOWERED trial is expected in the second half of 2020, and any other treatments available at the time;

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, which is a greater likelihood as a result of the CRL from the FDA to our NDA and our plans to complete the CHIASMA OPTIMAL Phase 3 trial prior to any resubmission of our NDA, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. While we believe that our completed first Phase 3 clinical trial demonstrated acromegaly symptom improvements in patients who completed the trial, the CHIASMA OPTIMAL trial may not demonstrate any symptom improvements nor may the symptom data from any of our Phase 3 trials be contained in our octreotide capsules product label, if approved. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

Even if octreotide capsules are approved in one or more geographies, they may not achieve an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Any concerns about the clinical data of octreotide capsules within the medical community could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States or European Union in the future. Our revenue and profitability may also be delayed during the period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide decreases, we may not generate sufficient revenue.

We do not have a sales and marketing organization and, as a company, have not commercialized any products. If we are able to secure regulatory approval for octreotide capsules in acromegaly, but are unable to establish effective sales and marketing capabilities in the United States and access them in the European Union and other international markets, we may not succeed in commercializing octreotide capsules.

We essentially do not have sales and marketing personnel. Based upon feedback provided by the FDA in the CRL and End of Review meeting minutes, as well as through the SPA process, new or additional data will be required before the FDA would consider U.S. regulatory approval for the marketing and sale of octreotide capsules in acromegaly, which requires that we conduct the CHIASMA OPTIMAL Phase 3 trial and possibly additional clinical trials.

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

If pursued by us, expansion of our business into the European Union and other international markets will require significant management attention and additional financial resources. We may explore commercializing octreotide capsules in the European Union and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize octreotide capsules in foreign markets include:

•	our inability to commercialize octreotide capsules in the United States.

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;

•	varying pricing in different foreign markets, which could adversely affect pricing in other countries;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer collection times for accounts receivable;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;

•	foreign currency exchange rate fluctuations;

•	our customers’ ability to obtain adequate reimbursement for octreotide capsules in foreign markets, either at all or at prices that exceed our costs; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Additionally, if approved for marketing in one or more countries, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of and the resources required for successful commercialization of octreotide capsules both in the United States and internationally. We do not have any experience in a commercial launch in the United States, European Union or elsewhere.

We do not have a medical affairs organization and, if we are unable to establish effective medical affairs capabilities in the United States and build or access them in the European Union and other international markets, our business may suffer.

We essentially do not have a medical affairs organization. Medical affairs personnel are responsible for a number of key activities within biopharmaceutical companies, which include, but are not limited to, providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third-party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science.

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

Furthermore, in order to obtain approval of our current or future product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. Each of our potential API suppliers will likely use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet applicable regulatory requirements. If approved, we will also need to complete required testing on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, commercial supply after NDA approval, if obtained, and launch may be delayed.

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

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the initiation or completion of an ongoing clinical trial, submission of a marketing application for approval, receipt of marketing approval, or a commercial launch of a product. The achievement of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•

the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•

our strategic decisions on trial design and modifications thereto in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL and MPOWERED Phase 3 clinical trials in parallel and produce data packages that could be suitable for submission in both the United States and the European Union;

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

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns about the product candidate, including those raised in the CRL, End of Review meeting or by the FDA’s review of data from the CHIASMA OPTIMAL trial or the MPOWERED trial. For example, we expect to report top-line data from the MPOWERED clinical trial in the second half of 2020 which will provide biochemical control data (GH and IGF-1) of octreotide capsules as compared to the standard of care injectable somatostatin analogs, octreotide LAR and lanreotide depot, as well as patient treatment satisfaction and symptom control data. If octreotide capsules are approved in the United States, and reported MPOWERED data is unfavorable, the reimbursement rates and market potential for octreotide capsules could be severely limited. Conversely, if the CHIASMA OPTIMAL trial is unsuccessful, but we nevertheless receive regulatory approval in the European Union, the absence of positive CHIASMA OPTIMAL data could impact reimbursement rates or reduce the willingness of physicians to prescribe octreotide capsules. Any such restrictions or potential reservations about efficacy expressed by the FDA or within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

We expect to experience pricing pressures in connection with the sale of octreotide capsules and any future product candidates we may develop, if required regulatory approvals are obtained, due to healthcare reforms, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, additional legislative proposals, competitive pricing pressures and the economic health of companies. If coverage and reimbursement for our products are unavailable, or are limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

In Europe and many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control, and each country has a different reviewing body that evaluates reimbursement dossiers submitted by holders of marketing authorizations for new drugs. That governing body then makes recommendations as to whether or not the drug should be reimbursed and will often consider the reimbursement levels of competing marketed standards of care. For example, injectable somatostatin analogs currently marketed in the European Union are reimbursed at levels that are far less than in the United States on a per patient, per year basis. The pricing of octreotide capsules in the European Union, if approved, will likely be determined by government payors following an assessment of the relative efficacy, safety and benefits of octreotide capsules versus standard of care somatostatin analog injections. We believe the MPOWERED trial will provide the information required to make these assessments, and if octreotide capsules are deemed inferior to standard of care injectable somatostatin analogs, octreotide capsules may lose its orphan designation in the European Union and receive pricing determination decisions at levels that are less than standard of care injectables, and therefore financially challenging for our business. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate, such as octreotide capsules, to other available therapies. Future U.S. pharmaceutical pricing regulations may require that the U.S. price for octreotide capsules, if approved, be referenced to the lower or lowest price levels of the product as set in other ex-U.S. countries, which reference pricing impact could significantly harm our business.

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

Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any product candidates, and we are not currently materially investing in such research programs. As a result, we may not be able to successfully identify any future product candidates or new indications for octreotide capsules.

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

As a result of the elimination of substantially all of our research functions, we are currently unable to develop future potential products through internal research programs. Therefore, we may consider expanding the scope of future potential product candidates by acquiring or licensing product candidates, discovery programs or other technologies from third parties or licensing our TPE technology to third parties.

We may, however, be unable to license or acquire suitable product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. For example, several more established companies are also pursuing strategies to license or acquire products in the somatostatin analog or endocrinology field. These established companies may have a competitive advantage over us due to their size, cash resources and greater research, clinical development and commercialization capabilities.

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

We do not have sufficient human and financial resources to develop suitable potential product candidates through internal research programs, we may not have the resources to obtain rights to technologies or product candidates from third parties, and we may not be able to license our TPE technology to third parties for development of future product candidates, thereby limiting our ability to develop a diverse product portfolio. If we are unable to develop such a portfolio, our business may suffer.

We may be unable to obtain orphan drug designation or exclusivity for future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Our octreotide capsules product candidate has been granted orphan designation in the United States and the European Union for the oral treatment of acromegaly. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, as amended, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the product candidate. Even if we request orphan drug designation for any future product candidates we may develop, there can be no assurances that the FDA or the European Commission will grant any of these product candidates such designation. Additionally, the designation by the FDA or the European Commission of any potential product candidates as an orphan drug does not guarantee that the FDA or the EMA will accelerate regulatory review of or ultimately approve that product candidate.

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval of the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and 10 years in the European Union. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws which govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

On January 31, 2019, the Department of Health and Human Services (“HHS”) and HHS Office of Inspector General (“OIG”) proposed an amendment to the existing Anti-Kickback safe harbor protecting discounts (42 C.F.R. 1001.952(h)). The proposed amendment would explicitly exclude from the definition of a discount eligible for safe harbor protection certain reductions in price or other remuneration from certain pharmaceutical manufacturers to plan sponsors under Medicare Part D, Medicaid managed care organizations, or pharmacy benefit managers under contract with them. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. As a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. Thus, the full impact of the ACA, or any law replacing elements of it, and the political uncertainty regarding any repeal and replacement on the ACA, on our business remains unclear.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product, if regulatory approvals are obtained. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc., and Bachem Americas Inc. in the United States as our suppliers of the generic API, octreotide acetate. All excipients, or substances formulated together with the API that are used in the manufacture of octreotide capsules, are readily available. The octreotide API is lyophilized, formulated with our TPE technology, filled into capsules and enteric-coated by Lyophilization Services of New England Inc., or LSNE, in Bedford, NH and Lonza, in Livingston, Scotland.

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules, if approved. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules. Although we were informed that the supplier received an EIR from the FDA, indicating that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved, we expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of any NDA we may submit in the future, if any, seeking approval of octreotide capsules in acromegaly. There can be no assurances that our suppliers will pass all future inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.

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

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time, particularly following the suspension of our commercial commitments to certain of our manufacturers following the receipt of the CRL. If the manufacturing costs of octreotide capsules remain at current levels or increase, these costs may significantly impact our future operating results. In order to reduce costs, we may need to develop and implement process improvements or produce octreotide capsules at certain scales. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time, which could be detrimental to the profitability of octreotide capsules in any market, and particularly the EU market where lower prices are expected if we are able to secure marketing approvals for octreotide capsules there.

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

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our initial public offering, or IPO, at a price to the public of $16.00 per share, resulting in net proceeds of approximately $106.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. From our inception through December 31, 2018, we had received net proceeds of $267.9 million from such transactions, including amounts raised in the IPO. As of December 31, 2018, our cash, cash equivalents and marketable securities were $41.7 million. Since inception, we have incurred significant operating losses. Our net loss was $31.3 million and $26.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $236.6 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. In June 2016, in light of the CRL, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules and pursuit of regulatory approval in the United States and the European Union for the maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce in June 2016, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan which further reduced our workforce by approximately 44%, primarily in our research and administrative functions. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1,

2016. In November 2017, we finalized the termination of our lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. As a result, we recorded approximately $1.0 million of restructuring expenses during the year ended December 31, 2017. We expect to incur significant additional costs conducting and completing our CHIASMA OPTIMAL and MPOWERED clinical trials, to fund our operations in support of these clinical development activities, to pursue regulatory approvals and to prepare for commercialization. In addition, we will incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.

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

Our business will require additional capital that we have not yet secured. In the short term, we expect to continue to conduct and complete our CHIASMA OPTIMAL and MPOWERED clinical trials. In June and August of 2016, following our receipt of the CRL and the End of Review meeting, we announced corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of octreotide capsules in acromegaly, and to conduct and complete our CHIASMA OPTIMAL and MPOWERED clinical trials;

•	the amount of our future operating losses;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future product candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

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

General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease development of octreotide capsules, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to develop and commercialize octreotide capsules or any future product candidates or operate our business. Any of these actions could raise substantial doubt about our ability to continue as a standalone business could be materially impaired and have a material adverse effect on our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Risks Related to Our Business and Industry

We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of March 1, 2019, we have a total of 18 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

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

We may acquire additional businesses, products or technologies, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure you that, following an acquisition, we will achieve the revenues or specific net income that justifies the acquisition.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners, principal investigators, CROs and vendors may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to us. The misconduct of our employees and contractors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have a code of conduct and ethics for our directors, officers and employees, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, military conflicts, acts of terrorism and other natural or man-made disasters or business interruptions. Some of our operations and a commercial supplier are in Israel, which has a history of certain conflicts. The occurrence of any business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce octreotide capsules. Our ability to obtain clinical supplies of octreotide capsules could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, as we do not carry insurance to cover such risks.

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

In Europe, data protection regulation is an area of increased focus and changing requirements. On April 27, 2016 the European Union adopted the General Data Protection Regulation 2016/679, or GDPR, which took effect on May 25, 2018, replacing the data protection laws of each European Union member state. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to, or monitoring the behavior of, individuals in the European Union. The GDPR enhances data protection obligations with respect to European personal data, including, for example, by requiring expanded disclosures about how personal data is to be used, by placing limitations on retention of information, by imposing mandatory data breach notification requirements, and by creating expansive data subject rights. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenue, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions following the effective date.

The GDPR’s restriction on transfers of personal data outside of Europe to countries that have not been found to provide adequate protection to personal data, such as the United States, poses particular compliance challenges. One of the transfer mechanisms that allows companies to transfer personal data from Europe to the United States is the EU-US Privacy Shield (see https://www.privacyshield.gov/welcome for more information). We conducted a self-assessment and subsequently self-certified under the Privacy Shield Framework in September 2016 and received a notice of acceptance of our self-certification in October 2016. However, our registration recently lapsed. Although we did renew our registration, this renewal is not yet reflected on the Safe Harbors List. While we have continued to conduct our business in compliance with the Safe Harbor Principles, until our registration is processed, we run the risk that we may be investigated and may even face an enforcement action and subsequent liability for having a lapsed registration. In addition, there continues to be concerns about whether the EU-US Privacy Shield will face legal challenges (as its predecessor the Safe Harbor framework did). If this does occur, we may need to identify and implement an alternative mechanism for legitimizing cross-border data transfers. This may entail additional cost and expense as well as changes to our business practices.

Separate European Union laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications and these are also evolving. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. We expect that for the immediate future, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In a patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. A court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. With respect to the validity question, for example, we cannot be certain that no invalidating prior art exists. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found unenforceable, or interpreted narrowly, and it could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have an adverse impact on our business.

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

Filing, prosecuting and defending patents on polypeptide containing capsules including octreotide capsules and our TPE platform throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights, especially those relating to life sciences, to the same extent as federal and state laws in the United States. For example, novel formulations of existing drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions into or within the

United States or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

If we are unable to protect our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our product candidates and delivery technologies, we also consider trade secrets, including our confidential and unpatented know-how important to the maintenance of our competitive position. We protect our trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or the subject matter independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or the subject matter independently developed by a competitor, our competitive position would be harmed.

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

At December 31, 2018, we had federal operating loss, or NOL, carryforwards of approximately $184.9 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal

NOL generated in 2018 has an unlimited carryforward period. At December 31, 2018, we had state NOLs of approximately $138.0 million which expire at various dates through 2038. At December 31, 2018, there were no NOL carryforwards in our Israeli subsidiary.

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

Our directors, executive officers and principal stockholders exercise significant influence over our company, which will limit your ability to influence corporate matters.

As of December 31, 2018, our executive officers, directors and principal stockholders collectively controlled approximately 65.8% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.20 per share through March 1, 2019. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our efforts to secure FDA approval for octreotide capsules in acromegaly;

•

the timing and results of our MPOWERED and CHIASMA OPTIMAL Phase 3 clinical trials of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•

any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred in April 2016 with the FDA’s CRL to our NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;

•	our inability to acquire products or technologies or establish strategic collaborations, if needed;

•	failure to successfully commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain market adoptions and coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our operations or changes in organizational structure;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	sales of our common stock in the future, including sales by our directors and officers or specific stockholders;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation, and developments related thereto;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

We are the subject of securities litigation, which is expensive and may divert our management’s attention.

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our IPO on July 15, 2015. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933 and which will primarily be funded by our insurance. On March 5, 2019, the court issued an order scheduling the hearing on Plaintiff’s motion for preliminary approval of the settlement for March 14, 2019. We continue to believe this lawsuit is meritless and, to the extent the court does not approve a settlement, we intend to vigorously defend against it.

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

In addition, if we increase our reliance on contractors for important business functions, it may be more difficult to collect, analyze and report the information we are obligated to disclose as a public company and this could result in a material misstatement or omission in our disclosures.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is otherwise doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2018, we had 24,456,120 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 4,373,674 shares subject to outstanding options under our stock option plans, the 2,351,592 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 16,543,995 shares of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Shortly following our IPO, four securities analysts initiated coverage on our company. Following the receipt of the CRL to our NDA from the FDA, each of these analysts downgraded their ratings on and lowered their price targets for our stock, and all four of the analysts have either since dropped coverage or discontinued coverage following their departure from their employer. As of March 7, 2019, four securities analysts, including one of the original four analysts, initiated coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

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

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933 and which will primarily be funded by our insurance. On March 5, 2019, the court issued an order scheduling the hearing on Plaintiff’s motion for preliminary approval of the settlement for March 14, 2019. We continue to believe this lawsuit is meritless and, to the extent the court does not approve a settlement, we intend to vigorously defend against it.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “CHMA” on July 16, 2015. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the years ended December 31, 2018 and 2017:

	High	Low
Year ended December 31, 2018
First quarter ended March 31, 2018	$1.80	$1.40
Second quarter ended June 30, 2018	$1.70	$1.30
Third quarter ended September 30, 2018	$3.80	$1.20
Fourth quarter ended December 31, 2018	$4.87	$2.11

Year ended December 31, 2017
First quarter ended March 31, 2017	$2.30	$1.55
Second quarter ended June 30, 2017	$1.85	$1.25
Third quarter ended September 30, 2017	$2.65	$1.25
Fourth quarter ended December 31, 2017	$2.95	$1.55

Holders of Record

On March 1, 2019, the closing price per share of our common stock was $4.37 as reported on the NASDAQ Global Market, and we had approximately 19 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index, the NASDAQ Biotechnology Index for the period covering from our IPO date of July 16, 2015, through the end of our fiscal year ended December 31, 2018. The graph assumes an investment of $100.00 made on July 16, 2015, in (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Biotechnology Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The graph assumes our closing sale price on July 16, 2015 of $20.00 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

Among Chiasma, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 7/16/15 in stock or 6/30/15 in index, including reinvestment of dividends. Fiscal year ending December 31.

	7/16/15	12/31/15	12/31/16	12/31/17	12/31/18
Chiasma, Inc.	100.00	97.85	9.75	8.50	15.55
NASDAQ Composite	100.00	101.22	109.77	141.85	136.68
NASDAQ Biotechnology	100.00	91.81	73.31	87.30	79.19

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

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including our international Phase 3 CHIASMA OPTIMAL clinical trial to support United States regulatory approval of octreotide capsules and our international Phase 3 MPOWERED clinical trial to support European Union regulatory approval of octreotide capsules), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, compensation and related expenses, third-party clinical development services, legal and other regulatory expenses, pre-commercialization activities, and other general operating costs.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2018.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenue from license agreement	$—	$—	$—	$—	$13,166
Operating expenses:
General and administrative	9,974	9,146	21,815	16,456	3,469
Research and development	22,362	17,948	31,317	18,991	11,527
Restructuring charges	—	1,038	8,179	—	—

Total operating expenses	32,336	28,132	61,311	35,447	14,996

Loss from operations	(32,336)	(28,132)	(61,311)	(35,447)	(1,830)
Other expenses (income), net	(1,044)	(716)	(547)	300	5

Loss before income taxes	(31,292)	(27,416)	(60,764)	(35,747)	(1,835)
Provision (benefit) for income taxes	(31)	(590)	347	161	176

Net loss	(31,261)	(26,826)	(61,111)	(35,908)	(2,011)
Accretion of redeemable convertible preferred stock	—	—	—	(318)	(904)

Net loss attributable to common stockholders	$(31,261)	$(26,826)	$(61,111)	$(36,226)	$(2,915)

Earnings per share attributable to common stockholders
Basic	$(1.28)	$(1.10)	$(2.51)	$(3.25)	$(66.21)

Diluted	$(1.28)	$(1.10)	$(2.51)	$(3.25)	$(66.21)

Weighted-average shares outstanding:
Basic	24,399,706	24,366,681	24,319,443	11,151,978	44,017

Diluted	24,399,706	24,366,681	24,319,443	11,151,978	44,017

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$13,060	$14,603	$37,013	$41,039	$40,160
Marketable securities	28,602	52,336	55,971	107,715	—
Current assets	62,187	68,707	95,094	151,085	40,472
Total assets	63,256	69,883	96,756	153,108	41,399
Current liabilities	28,627	6,745	8,400	6,514	4,318
Long-term liabilities	505	664	2,631	3,778	4,613
Total liabilities	29,132	7,409	11,031	10,292	8,931
Redeemable convertible preferred stock	—	—	—	—	104,486
Total stockholders’ equity (deficit)	34,124	62,474	85,725	142,816	(72,018)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are currently evaluating oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and European Union. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.7 billion annually, of which we estimate approximately $810 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration, or the FDA, on the design of the trial, reached through a Special Protocol Assessment, or SPA, in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. In October 2018, we completed enrollment in the CHIASMA OPTIMAL trial randomizing a total of 56 patients. We anticipate the release of top-line data from this trial in the third quarter of 2019. The primary endpoint of this trial is the proportion of patients who maintain biochemical response at the end of the nine-month period.

We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the trial. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized, to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. This action will also allow us to focus our limited resources on planned 2019 and 2020 U.S. regulatory activities. As a result of our decision to resume MPOWERED enrollment, we now expect to enroll up to the 150-patient enrollment target set forth in the EMA-accepted trial protocol, complete enrollment into the trial in the second quarter of 2019 and to release top-line data from this trial in the second half of 2020.

In order to prepare for our planned NDA resubmission following our anticipated successful completion of the CHIASMA OPTIMAL trial, we believe we have reached an understanding with the FDA on the required NDA content including the integrated summaries of safety and efficacy data from our three Phase 3 clinical trials of oral octreotide capsules. We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the efficacy concerns raised by the FDA in its complete response letter, or CRL, to our first NDA submission and that the FDA only expects to review safety data from the MPOWERED trial as part of its review of our planned NDA resubmission. We anticipate that our planned NDA resubmission will be classified by the FDA for a six-month review period. Any requirement by the FDA to submit additional data including the efficacy data from our MPOWERED clinical trial as part of our planned NDA resubmission may delay or prevent the filing, review or approval of our NDA.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. To date, we have financed our operations primarily through private placements, funding received from a licensing agreement, a loan agreement and our initial public offering. We have no products approved for sale and all of our historical revenue has been related to one license agreement, which has been terminated. Since our inception and through December 31, 2018, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, $106.5 million was from issuing shares of common stock in our initial public offering, or IPO, $161.4 million was from the issuance of private securities and $12.0 million was from borrowings under a loan agreement. In 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our redeemable preferred stock. As of December 31, 2018, our consolidated cash, cash equivalents and marketable securities were $41.7 million, of which $0.3 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $31.3 million and $26.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $236.6 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue our Phase 3 CHIASMA OPTIMAL Phase 3 clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the United States and to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. We expect the release of top-line CHIASMA OPTIMAL data in the third quarter of 2019 and we expect the release of top-line MPOWERED data in the second half of 2020. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not materially investing in those areas. We are making substantial investments in our two ongoing Phase 3 clinical trials of octreotide capsules. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not investing in those areas. Since then, we have continued to invest in the clinical development of octreotide capsules including our two international Phase 3 trials, CHIASMA OPTIMAL and MPOWERED. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the United States. We also expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. The successful development of octreotide capsules is highly uncertain.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, marketing and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and corporate, litigation and intellectual property-related legal services.

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules. Following the June 2016 restructuring plan and the termination of primarily all of our commercial personnel, these expenses were significantly reduced throughout 2016. Our marketing expenses in 2018 were immaterial and are expected to continue to be immaterial prior to the release of top-line data from our CHIASMA OPTIMAL clinical trial which we expect to occur in the third quarter of 2019 and while our primary business activity involves the conduct of clinical trials.

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

Results of Operations

Comparison for the Years Ended December 31, 2018 and 2017

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Research and Development

	2018	2017	$ Change	% change
	($ in thousands)
Research and development	$22,362	$17,948	$4,414	25%

During the year ended December 31, 2018, our total research and development expenses increased by $4.4 million to $22.4 million. This increase was primarily due to increased costs related to the CHIASMA OPTIMAL clinical trial which we initiated in September 2017 and the MPOWERED trial and were partially offset by reduced personnel costs associated with the 2017 transition of our former Chief Development Officer from a full-time employee to a member of the board of directors of both our company and our Israeli subsidiary.

General and Administrative

	2018	2017	$ Change	% change
	($ in thousands)
General and administrative	$9,974	$9,146	$828	9%

For the year ended December 31, 2018, our general and administrative expenses increased by $0.8 million to $10.0 million. This increase was primarily due to an increase in legal costs which were primarily offset by a reduction in facility costs.

Restructuring Charges

In November 2017, we finalized the termination of our lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. As a result, we recorded approximately $1.0 million of restructuring expenses during the year ended December 31, 2017, which consisted of a lease termination payment of $1.0 million, the write-off of office furniture and equipment of $0.4 million offset by the release of deferred rent liabilities of $0.4 million associated with the terminated lease. There were no restructuring charges incurred during the year ended December 31, 2018.

Other Income, net

Other income totaled $1.0 million for the year ended December 31, 2018, compared to $0.7 million for the year ended December 31, 2017, an increase of approximately $0.3 million. The increase was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest expense associated with the lower remaining obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Benefit from Income Taxes

Our total tax benefit was $31,000 for the year ended December 31, 2018, representing an effective tax rate of 0.10%, as compared to a tax benefit of $0.6 million for the year ended December 31, 2017, representing an effective tax rate of 2.16%, which was primarily driven by the U.S. Federal alternative minimum tax credit of $1.0 million which was recorded as a benefit to the income tax provision as a result of the 2017 income tax reform.

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

During the year ended December 31, 2017, our total research and development expenses decreased by $13.4 million to $17.9 million. This decrease was primarily due to approximately $7.4 million of API purchases and pre-commercial manufacturing validation activities during 2016 that did not reoccur in 2017, as well as reduced compensation-related costs and other research and development program efforts following the reductions of force in June and August 2016. These decreases were partially offset by an increase in clinical trial costs of $1.3 million in 2017.

General and Administrative

				Percent
	2017	2016	$ Change	change
	($ in thousands)
General and administrative	$9,146	$21,815	$(12,669)	(58%)

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

In June 2016, we announced a corporate restructuring plan, including an immediate reduction of approximately 33% of our workforce, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan, including an immediate reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. As a result of the August 2016 reduction in force, we no longer required the research lab and additional office space of the Israel facility and we were able to early terminate the Israel lease in November 2016. Accordingly, we recorded restructuring charges totaling $8.2 million during the year ended December 31, 2016 which consisted of employee severance benefits and related costs of $2.2 million, manufacturing commitment-related suspension fees of $4.5 million, non-cash restructuring charges of $0.8 million resulting from the impairment of leasehold improvements of $1.7 million offset by the forgiveness of tenant allowances received under the lease of $0.9 million and non-cash restructuring charges related to the impairment of capitalized commercial software and laboratory equipment of $0.7 million.

Other Income, net

Other income totaled $0.7 million for the year ended December 31, 2017, compared to $0.5 million for the year ended December 31, 2016. The improvement was driven by interest income generated from increased yields on our cash equivalents and marketable securities and a decrease in the imputed interest associated with the lower remaining obligation related to the acquisition of API and trade name MYCAPSSA from Roche.

Provision (Benefit) for Income Taxes

Our total tax benefit was $0.6 million for the year ended December 31, 2017, representing an effective tax rate of 2.16%, as compared to a tax provision of $0.3 million for the year ended December 31, 2016, representing an effective tax rate of (0.6%).

At December 31, 2017, we had approximately $1.0 million of federal alternative minimum tax credit carryforwards that do not expire. Federal tax reform, enacted in December 2017, allows for U.S. federal alternative minimum tax credit carryforwards to be refund between 2019 and 2022. We have a history of generating losses and are forecasting that they will not generate taxable income through 2022 which would otherwise limit our ability to realize the U.S. Federal alternative minimum tax credit. Accordingly, we have recorded the U.S. Federal alternative minimum tax credit as a benefit to the income tax provision for the year ended December 31, 2017.

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

Since our inception and through December 31, 2018, we have raised an aggregate of $366.2 million to fund our operations, of which $86.3 million was through our license agreement with Roche, approximately $106.5 million was from selling shares of common stock in our IPO, $161.4 million was from the issuance of private securities, and $12.0 million was from borrowings under a loan agreement. In March 2013, using proceeds from the Roche license agreement, we repaid all outstanding borrowings under our loan agreement and paid an aggregate of $55.0 million in cash as partial consideration for the redemption of certain shares of our preferred stock.

As of December 31, 2018, our cash and cash equivalents were $13.1 million, of which $0.3 million was held by our Israeli subsidiary. In addition, as of December 31, 2018, we have $28.6 million invested in short-term marketable securities.

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

In June 2016, we announced a corporate restructuring plan intended to focus our resources on the continued development of octreotide capsules for the potential maintenance treatment of adult acromegaly patients. This plan included a reduction of approximately 33% of our workforce at the time, including substantially all of our commercial personnel. In August 2016, we announced a second corporate restructuring plan that included the reduction of approximately 44% of our remaining workforce. In aggregate, these restructuring plans resulted in a reduction to our workforce of more than 60% since May 1, 2016. In November 2017, we terminated the lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the anticipated release of top-line data from our Phase 3 CHIASMA OPTIMAL trial in the third quarter of 2019 and into early 2020. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings and debt financings and we may opportunistically consider license and collaboration arrangements. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in March 2018, which was declared effective in May 2018. In November 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity program under which Cowen acts as the sales agent. No shares of common stock have been sold under this program. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2018 and 2017:

	2018	2017
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(24,091)	$(24,424)
Investing activities	24,211	3,712
Financing activities	(1,663)	(1,698)

Operating Activities

Net cash used in operating activities was $24.1 million in 2018, and primarily consisted of $31.3 million in net loss, adjusted for non-cash items of $2.4 million (primarily stock-based compensation of $2.7 million and partially offset by amortization of premium on marketable securities) and was offset by working capital decreases of $4.8 million (primarily driven by the increase in accounts payable and accrued expenses and the decreases in prepaid and other current assets and other assets). Net cash used in operating activities was $24.4 million in 2017, and primarily consisted of $26.8 million in net loss, adjusted for non-cash items of $2.8 million (primarily stock-based compensation of $3.5 million and partially offset by benefit for deferred income taxes) and was offset by working capital decreases of $0.4 million (primarily driven by the decrease in accounts payable and accrued expenses and partially offset by the decreases in prepaid and other current assets and other assets).

Investing Activities

Net cash provided by investing activities was $24.2 million in 2018, primarily related to the net maturities of marketable securities. Net cash provided by investing activities was $3.7 million in 2017, primarily related to the net maturities of marketable securities.

Financing Activities

Net cash used in financing activities was $1.7 million in 2018, related to the third and final $1.7 million installment payment on the termination of the Roche license agreement and was partially offset by the proceeds resulting from the exercise of stock options. Net cash used in financing activities was $1.7 million in 2017 related to the second $1.7 million installment payment on the termination of the Roche license agreement.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	($ in thousands)
Operating leases	$264	$160	$104	$—	$—

Total contractual obligations	$264	$160	$104	$—	$—

Operating Leases. This amount represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2018 for our current and future facilities in the U.S. and Israel. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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

We evaluate the tax positions we have taken when preparing our federal, state, local and foreign income tax returns, and determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. As of December 31, 2018 and 2017, we have provided a liability of $0.4 million and $0.5 million, respectively. We account for interest and penalties related to uncertain tax positions as part of our other expenses.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018, we had $13.1 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short-term corporate notes. In addition, we had $28.6 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of short-term investments of $0.1 million. As of December 31, 2018, we did not have any outstanding borrowings so we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months has been approximately 8%, 3% and 2%, respectively. As of December 31, 2018, we held $0.3 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(d)) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

7(b)	Exhibit Index.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

3.2	Amended and Restated Bylaws of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

4.1	Form of Common Stock certificate of the Company, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated as of December 16, 2014, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.3	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series D preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.4	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series E preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.1†	Israeli Stock Option Plan 2003 and forms of agreements thereunder, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.2†	2015 Stock Option and Incentive Plan and forms of agreement thereunder, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.3†	2015 Employee Stock Purchase Plan, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.4†	Senior Executive Cash Incentive Bonus Plan, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.5†	Amended and Restated Employment Agreement dated as of September 27, 2016 by and between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on September 30, 2016

10.7†	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and Drew Enamait, incorporated by reference from our Current Report on Form 8-K filed on February 28, 2018

10.8†	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and William Ludlam, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 10, 2018

10.9	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.10†	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 5, 2017

10.11	Sublease Termination Agreement dated as of November 8, 2017 by and between the Company and Cimpress USA Incorporated, incorporated by reference from our Current Report on Form 8-K filed on November 11, 2017

10.12	Lease dated as of November 15, 2017 by and between the Company and NWALP TPOP Property Owner LLC, incorporated by reference from our Annual Report on Form 10-K filed on March 20, 2018

Exhibit No.

10.13	Common Stock Sales Agreement, by and between the Company and Cowen and Company, LLC, dated as of November 8, 2018, incorporated by reference from our Current Report on Form 8-K filed on November 8, 2018

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2018 and 2017, (b) our Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016, (c) our Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016 and (e) the Notes to such Consolidated Financial Statements

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 8, 2019.

Chiasma, Inc.

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark J. Fitzpatrick	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 8, 2019
Mark J. Fitzpatrick

/s/ Drew Enamait	Vice President, Finance and Administration (Principal Accounting Officer)	March 8, 2019
Drew Enamait

/s/ David Stack	Director	March 8, 2019
David Stack

/s/ Todd Foley	Director	March 8, 2019
Todd Foley

/s/ Bard Geesaman, M.D., Ph.D.	Director	March 8, 2019
Bard Geesaman, M.D., Ph.D.

/s/ Roni Mamluk, Ph.D.	Director	March 8, 2019
Roni Mamluk, Ph.D.

/s/ Scott Minick	Director	March 8, 2019
Scott Minick

/s/ John Scarlett, M.D.	Director	March 8, 2019
John Scarlett, M.D.

/s/ John F. Thero	Director	March 8, 2019
John F. Thero

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Chiasma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chiasma, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 8, 2019

We have served as the Company’s auditor since 2016.

CHIASMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$13,060	$14,603
Marketable securities	28,602	52,336
Insurance recovery (Note 12)	18,288	—
Prepaid expenses and other current assets	2,237	1,768

Total current assets	62,187	68,707
Property and equipment, net	111	193
Other assets	958	983

Total assets	$63,256	$69,883

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,029	$1,017
Estimated settlement liability (Note 12)	18,750	—
Accrued expenses	7,848	4,033
Other current liabilities	—	1,695

Total current liabilities	28,627	6,745
Long-term liabilities	505	664

Total liabilities	29,132	7,409

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at December 31, 2018 and December 31, 2017; issued and outstanding 24,456,120 shares at December 31, 2018 and 24,381,605 shares at December 31, 2017	245	244
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	270,509	267,642
Accumulated other comprehensive loss	(16)	(59)
Accumulated deficit	(236,614)	(205,353)

Total stockholders’ equity	34,124	62,474

Total liabilities and stockholders’ equity	$63,256	$69,883

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$9,974	$9,146	$21,815
Research and development	22,362	17,948	31,317
Restructuring charges	—	1,038	8,179

Total operating expenses	32,336	28,132	61,311

Loss from operations	(32,336)	(28,132)	(61,311)
Other income, net	(1,044)	(716)	(547)

Loss before income taxes	(31,292)	(27,416)	(60,764)
Provision (benefit) for income taxes	(31)	(590)	347

Net loss	$(31,261)	$(26,826)	$(61,111)

Earnings per share
Basic	$(1.28)	$(1.10)	$(2.51)

Diluted	$(1.28)	$(1.10)	$(2.51)

Weighted-average shares outstanding:
Basic	24,399,706	24,366,681	24,319,443

Diluted	24,399,706	24,366,681	24,319,443

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(31,261)	$(26,826)	$(61,111)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	43	(50)	(32)

Total other comprehensive income (loss)	43	(50)	(32)

Comprehensive loss	$(31,218)	$(26,876)	$(61,143)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands except share data)
Balance, January 1, 2016	24,012,597	$240	$259,969	$23	$(117,416)	$142,816
Stock-based compensation	—	—	3,346	—	—	3,346
Exercise of stock options	292,235	3	597	—	—	600
Exercise of warrants into common stock	54,752	1	4	—	—	5
Additional paid in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(61,111)	(61,111)

Balance, December 31, 2016	24,359,584	244	264,017	(9)	(178,527)	85,725

Stock-based compensation	—	—	3,522	—	—	3,522
Exercise of stock options	22,021	—	2	—	—	2
Additional paid in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(26,826)	(26,826)

Balance, December 31, 2017	24,381,605	244	267,642	(59)	(205,353)	62,474

Stock-based compensation	—	—	2,730	—	—	2,730
Exercise of stock options	74,515	1	36	—	—	37
Additional paid in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive loss	—	—	—	43	—	43
Net loss	—	—	—	—	(31,261)	(31,261)

Balance, December 31, 2018	24,456,120	$245	$270,509	$(16)	$(236,614)	$34,124

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Operating Activities:
Net loss	$(31,261)	$(26,826)	$(61,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	88	152	433
Stock-based compensation	2,730	3,522	3,346
Amortization of premium on marketable securities, net	(440)	(150)	(150)
Provision (benefit) for deferred income taxes	16	(884)	(16)
Non-cash interest expense	5	131	246
Non-cash restructuring charges	—	—	1,474
Loss on sale of property and equipment	—	—	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	471	820	674
Accounts payable and accrued expenses	4,349	(1,616)	1,805
Other assets	9	402	(14)
Other current and long-term liabilities	(58)	25	1,282

Net cash used in operating activities	(24,091)	(24,424)	(51,964)
Investing Activities:
Purchase of marketable securities	(38,010)	(89,163)	(117,146)
Maturities of marketable securities	62,227	92,898	169,006
Purchases of property and equipment	(6)	(23)	(2,964)
Proceeds from sale of property and equipment	—	—	137

Net cash provided by investing activities	24,211	3,712	49,033
Financing Activities:
Payment under license termination agreement	(1,700)	(1,700)	(1,700)
Exercise of warrants	—	—	5
Exercise of stock options	37	2	600

Net cash used in financing activities	(1,663)	(1,698)	(1,095)

Net decrease in cash and cash equivalents	(1,543)	(22,410)	(4,026)
Cash and cash equivalents, beginning of year	14,603	37,013	41,039

Cash and cash equivalents, end of year	$13,060	$14,603	$37,013

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$333	$51	$140

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently evaluating oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, in two Phase 3 clinical trials in adult patients for the treatment of acromegaly to potentially support regulatory approval in the United States and European Union. Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017. The trial, referred to as CHIASMA OPTIMAL, is a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. In October 2018, we completed enrollment in the CHIASMA OPTIMAL trial, randomizing a total of 56 patients.

We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the trial. The EMA requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the U.S. in order to gain further U.S. investigator and patient experience with octreotide capsules.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, accounting for stock-based compensation, income taxes, and accounting for certain accruals. We assess these estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid instruments which mature within three months or less from the date of purchase.

Marketable Securities

Our investments primarily consist of commercial paper and corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in other income, net, on our consolidated statements of operations.

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Foreign currency translation

We use the U.S. dollar as our functional currency. Monetary assets and liabilities denominated in foreign currency are re-measured at current rates and non-monetary assets denominated in foreign currency are recorded at historical exchange rates. Realized and unrealized exchange gains or losses from transactions and re-measurement adjustments are reflected in other income, net, in the accompanying consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income (loss) includes unrealized gains and losses on available for sale securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income (loss) for the years ended December 31, 2018, 2017 or 2016.

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

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and to be recognized. The amount of impairment loss to be recognized is the excess of the carrying value over the fair value of the related asset. We did not record any impairments during the years ended December 31, 2018, 2017 and 2016 (other than described in Note 15).

Employment termination costs

We accrue employment termination liabilities when (a) management, having the authority to approve the action, commits to a plan of termination; (b) the plan identifies the number of employees to be terminated, their job classifications or functions, their locations, and the expected completion date; (c) the plan establishes the terms of the arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive upon involuntary termination; (d) it is unlikely that significant changes to the plan will be made or withdrawn; and (e) the plan has been communicated to the affected employees. When employees are required to render services beyond the minimum retention period through the involuntary termination date in order to receive the termination benefits, a liability is measured initially at the communication date based on the fair value of the liability and is recognized ratably over the future service period through expected termination date. We reverse the liability when events or circumstances occur that discharge or remove its responsibility to settle the termination liability.

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

We determine the fair value of stock options by using the Black-Scholes option pricing model. This model requires the input of several assumptions such as the expected option term, the expected risk-free interest rate over the expected option term, the expected volatility of our stock price over the expected option term, and the expected dividend yield over the expected option term. The computation of expected volatility is based on an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies, which were selected based upon industry similarities. The interest rate for periods within the expected term of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method. For options granted to non-employees, the expected life of the option used is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. Stock-based compensation expense for awards granted to non-employees is adjusted as the award vests to reflect the current fair value of such awards and is recognized using an accelerated attribution model.

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

Earnings per share

We compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding for the period. We compute diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options, and warrants outstanding during the period except where the effect of such non-participating securities would be antidilutive.

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective approach, which includes a number of optional practical expedients that we may elect to apply, is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We plan to adopt this standard on January 1, 2019 using a modified retrospective approach. Upon adoption of this standard, we expect recognition of a right-of-use assets and corresponding operating lease liabilities pertaining to our operating leases on our consolidated balance sheets. We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued new guidance which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under this guidance, most of the treatment for share-based payments granted to nonemployees would be aligned with the requirements for share-based payments granted to employees. The new standard is effective beginning January 1, 2019. Early adoption of this standard is permitted. We plan to adopt this standard on January 1, 2019. We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

3. Investments

Our investments consisted of the following as of December 31, 2018 and 2017:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$11,612	$—	$—	$11,612
Corporate notes	7,234	—	(3)	7,231
Commercial paper	21,384	—	(13)	21,371

Total	$40,230	$—	$(16)	$40,214

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$12,399	$—	$—	$12,399
Corporate notes	29,788	—	(35)	29,753
Commercial paper	22,607	1	(25)	22,583

Total	$64,794	$1	$(60)	$64,735

As of December 31, 2018, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the years ended December 31, 2018, 2017 or 2016.

The fair values of our investments by classification in our consolidated balance sheets as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
	($ in thousands)
Cash and cash equivalents	$11,612	$12,399
Marketable securities	28,602	52,336

Total	$40,214	$64,735

Cash and cash equivalents in the table above exclude cash of $1.4 million and $2.2 million as of December 31, 2018 and 2017, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$11,612	$—	$—	$11,612

Total cash equivalents	$11,612	$—	$—	$11,612
Marketable securities:
Corporate notes	$—	$7,231	$—	$7,231
Commercial paper	—	21,371	—	21,371

Total marketable securities	—	28,602	—	28,602

Total	$11,612	$28,602	$—	$40,214

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$12,399	$—	$—	$12,399

Total cash equivalents	$12,399	$—	$—	$12,399
Marketable securities:
Corporate notes	$—	$29,753	$—	$29,753
Commercial paper	—	22,583	—	22,583

Total marketable securities	—	52,336	—	52,336

Total	$12,399	$52,336	$—	$64,735

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2018 or 2017. We did not have any Level 3 assets being measured at fair value on a recurring basis as of December 31, 2018 or 2017. There were no transfers between measurement levels during the years ended December 31, 2018 and 2017.

5. Earnings per Share

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the years ended December 31, 2018, 2017 and 2016. Since we have reported a net loss for the years ended December 31, 2018, 2017 and 2016, diluted net loss per share is the same as basic net loss per share for those periods.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	($ in thousands)
Computer equipment and software	$357	$359
Office furniture and equipment	155	173

Property and equipment, at cost	512	532
Less accumulated depreciation	(401)	(339)

Property and equipment, net	$111	$193

Depreciation expense was $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	($ in thousands)
Accrued general and administrative expenses	$2,120	$752
Accrued research and development expenses	4,557	2,501
Accrued payroll and employee benefits	1,171	780

Total accrued expenses	$7,848	$4,033

8. License Agreement

In December 2012, we signed a license agreement with F. Hoffman- La Roche Ltd. and Hoffmann-La Roche Inc. (collectively “Roche”), which was effective in January 2013, and granted Roche an exclusive, non-transferable license to our intellectual property related to the octreotide capsules. Under the terms of the agreement, Roche obtained worldwide rights to research, develop, make, import, export, sell, market or distribute the commercial product. We retained certain research and development activities under a joint development plan and all rights to the intellectual property contained in the agreement.

In July 2014, Roche terminated the license agreement. Upon termination, Roche returned all rights and documentation granted under the agreement to us. We were relieved of further obligations under the agreement. Following the termination of the license agreement, we are not entitled to further payments from Roche, Roche has no remaining rights to octreotide capsules and we retain all rights to octreotide capsules and all related intellectual property. Subsequent to the termination, we purchased from Roche active pharmaceutical ingredient supplies to continue the development and manufacturing of octreotide capsules as well as Roche’s proposed trade name for octreotide capsules for an aggregate amount of $5.1 million payable in three equal annual installments of $1.7 million beginning in 2016. We made the $1.7 million annual payments in each of March 2018, 2017, and 2016. The difference between the aggregate purchase price and the present value of the installment payments represents the interest component of the financing arrangement and was recorded as interest expense over the payment term. We have no further financial or operational obligations to Roche.

9. Warrants

As of December 31, 2018, there are warrants for the purchase of 3,567,015 shares of common stock outstanding, with exercise prices ranging from $0.09 to $9.13. Such warrants were issued between June 2011 and

February 2015 and have expiration dates ranging from March 2022 through February 2025. There were no warrants issued or exercised during the year ended December 31, 2018.

10. Stock Incentive Plan

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

In July 2015, we approved a 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of Chiasma up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2019, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 978,245 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. The compensation committee of the Board of Directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2018 and 2017. As of December 31, 2018, the total number of shares authorized for stock award plans is 7,114,037 of which 2,351,592 remain available for grant. There are 4,373,674 stock options outstanding as of December 31, 2018. The fair value of each stock option issued was estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2018	2017	2016
Expected volatility	77%	74%	75%
Expected term (years)	6.2	5.7	6.2
Risk-free interest rate	2.72%	1.81%	1.45%
Expected dividend yield	0%	0%	0%

A summary of option activity as of December 31, 2018 and the year then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	3,609,766	$4.71	7.4	$668,434
Exercised	(74,515)	$0.49
Granted	849,749	$1.54
Forfeited/Expired	(11,326)	$4.38

Outstanding, December 31, 2018	4,373,674	$4.16	7.0	$3,140,879

Exercisable, December 31, 2018	2,992,198	$4.77	6.4	$1,692,857

Vested and expected to vest, December 31, 2018	4,373,674	$4.16	7.0	$3,140,879

The weighted-average grant date per-share fair value of stock options granted during 2018, 2017 and 2016 was $1.06, $0.95 and $4.38, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $0.2 million, $40,000 and $3.5 million, respectively.

At December 31, 2018, there was $2.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-based compensation expense for 2018, 2017 and 2016 consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
General and administrative	$1,412	$1,510	$1,717
Research and development	1,318	2,012	1,629

Total	$2,730	$3,522	$3,346

During 2015, two directors exercised options to purchase an aggregate of 122,644 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock are presented as liabilities within the accompanying consolidated balance sheet, since we have the right to repurchase the unvested portion of the restricted stock following termination of the services of their holder. The liability is released to additional paid-in capital per the original vesting schedule of the options. As of December 31, 2018, there were 5,110 restricted shares outstanding and the outstanding balance of the liability was $16,800. The weighted average grant date fair value of the options was $2.62.

11. Income Taxes

Our loss before provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Domestic	$(31,477)	$(27,703)	$(61,390)
Foreign	185	287	626

Total	$(31,292)	$(27,416)	$(60,764)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Current provision for income taxes:
U.S.	$12	$13	$12
Foreign	(59)	281	351

Total current provision for income taxes	(47)	294	363
Deferred tax benefit—U.S. Federal	—	(956)	—
Deferred tax provision (benefit)—foreign	16	72	(16)

Total deferred provision (benefit) for income taxes	16	(884)	(16)

Total provision (benefit) for income taxes	$(31)	$(590)	$347

A reconciliation setting forth the differences between our effective tax rates and the U.S. federal statutory tax rate is as follows:

	For the Years Ended December 31,
	2018	2017	2016
U.S. federal tax provision at statutory rate	21.0%	34.0%	34.0%
State and local tax, net of federal benefit	5.3%	4.4%	4.8%
Foreign rate differences	0.2%	0.8%	0.4%
Non-deductible foreign stock compensation	(0.4%)	(1.7%)	(0.6%)
Effect of other permanent differences	(0.3%)	(0.7%)	(0.3%)
Uncertain tax positions	0.1%	0.1%	(0.0%)
Change in valuation allowance	(26.0%)	33.2%	(40.0%)
Federal Tax Reform Rate Change	—	(68.6%)	—
Other adjustments	0.1%	0.6%	1.2%

Effective tax rate	0.1%	2.2%	(0.6%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
	($ in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$45,722	$37,882
Intangible and other related assets	333	312
Accrued expenses	482	627
Stock compensation	1,513	1,067
Other	77	120

Total deferred tax assets	48,127	40,008
Valuation allowance	(48,119)	(39,984)

Net deferred tax assets	$8	$24

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future U.S. taxable income will be sufficient to realize our deferred tax assets. Accordingly, a full valuation allowance has been provided against our U.S. net deferred tax assets. The valuation allowance increased by $8.1 million and decreased by $9.1 million in 2018 and 2017, respectively. The increase in 2018 is primarily the result of an increase in net operating loss (“NOL”) carryforwards. The decrease in 2017 is primarily related to Federal tax reform reducing the Federal tax rate to 21% which resulted in a decrease to our deferred assets and a corresponding decrease to the valuation allowance.

In December 2017, the Tax Cuts and Jobs Act of 2017 (“tax reform” or the “tax law”) was enacted. The tax reform reduced our U.S. corporate income tax rate from 34% to 21% beginning in 2018. Deferred tax assets and liabilities are measured using the enacted rate for the period in which they are expected to reverse. Accordingly, the reduction to the U.S. Federal corporate tax rate reduced our net U.S. deferred tax asset by $18.8 million which was offset by a corresponding reduction to its valuation allowance. In addition, the tax reform includes a transition tax in which all foreign earnings are deemed to be repatriated to the U.S. The transition tax resulted in taxable income inclusion of approximately $0.2 million which was offset by losses.

At December 31, 2018, we had U.S. Federal and state NOL carryforwards totaling approximately $184.9 million and $138.0 million, respectively, that expire at various dates through 2038 with the exception of the Federal NOL generated in 2018 of approximately $29.1 million which has an unlimited carryover period. At December 31, 2018, we had no Israeli NOL carryforwards.

We expect, the U.S. Federal alternative minimum tax credit to go unutilized and become refundable in future periods. The tax reform also allows us to receive the U.S. Federal alternative minimum tax credit carryforward in the form of a refund on the 2018 through 2021 Federal tax returns. We have a history of generating losses and are forecasting that we will not generate taxable income through 2021 which would otherwise limit our ability to realize the U.S. Federal alternative minimum tax credit. Accordingly, we have recorded a receivable of $1.0 million for the U.S. Federal alternative minimum tax credit refund in the accompanying consolidated balance sheet as of December 31, 2018 and 2017.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset our U.S. Federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. We have determined that we experienced an ownership change for purposes of Section 382 in August 2005 and May 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the U.S. Federal level. The annual limit is approximately $0.1 million for 2008, and each year thereafter. We are currently in the process of performing a Section 382 study. If we conclude that have in fact undergone an ownership change, our NOL carryforwards may be substantially limited.

Our Israeli subsidiary has been recognized as a research and development company by the Head of the Israeli Administration of Industrial Research and Development and is entitled to tax benefits by virtue of the “beneficiary enterprise” status granted to part of its business activities under the Israeli Law for the Encouragement of Capital Investments 1959. The tax benefits include reduced tax rates on the research and development portion of its income during the first ten years of the benefit period (commenced in 2008). We benefit from a 10% tax rate for its income derived from research and development activities. Our tax rate on income from non-research and development activities is 23.0%. The continued application of the tax benefits is subject to certain conditions as defined by Israeli law.

As part of the transition tax provision, we have a deemed repatriation of all of our undistributed earnings as of December 31, 2018. However, our subsidiary’s earnings, if distributed, would still be subject to local withholding tax and state income taxes. The subsidiary has undistributed earnings of approximately $2.6 million as of December 31, 2018, which is considered to be permanently reinvested in the operations of the subsidiary. If the earnings were to be distributed to the U.S. parent, they would be subject to Israeli withholding and state income tax liabilities. The unrecognized deferred tax liability is approximately $0.3 million.

We file U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As we are in a loss carry-forward position, we are generally subject to U.S. Federal and state examinations for all years for which the Company generated losses that are included in the available losses carried forward to the current period. As of December 31, 2018, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2003 and forward
Israel	2014 and forward

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

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Uncertain tax position at the beginning of year	$471	$460	$429
Additions for uncertain tax positions of prior year	—	45	—
Additions for uncertain tax positions of current year	—	—	40
Reductions for settlements with taxing authorities	—	—	—
Reductions for lapses of the applicable statutes of limitations	(80)	(34)	(9)

Uncertain tax position at the end of the year	$391	$471	$460

12. Commitments and Contingencies

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2018 and 2017. Rent expense was as follows for 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Rent Expense	$166	$945	$1,221

At December 31, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	For the Years Ended December 31,
	2019	2020	2021	2022	2023	Thereafter
	($ in thousands)
Operating Leases	$160	$104	$—	$—	$—	$—

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding the Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint adds as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff is seeking an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 5, 2019, the court issued an order scheduling the hearing on Plaintiff’s motion for preliminary approval of the settlement for March 14, 2019. As a result of this settlement agreement, we have recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we have recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018 which represents the estimated insurance claim proceeds from our insurance carriers. We continue to believe this lawsuit is meritless and, to the extent the court does not approve a settlement, we intend to vigorously defend against it.

13. Related Party Transactions

In August 2014, we signed a consulting agreement, which was most recently amended in March 2018, with one of our investors and a representative of this investor to serve as our head of clinical. Costs incurred for services rendered by the head of clinical were $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Related to this consulting agreement, there were $0.1 million and $0.1 million of accrued liabilities as of December 31, 2018 and 2017, respectively, recorded in our consolidated balance sheets.

In December 2014, we entered into a consulting agreement with a representative of another investor to provide financial and strategic consulting services to us. This agreement was terminated in March 2016. During the year ended December 31, 2016, we recorded $0.2 million of expense related to this agreement which was classified as general and administrative expenses in the accompanying consolidated statements of operations.

14. Employee Benefit Plans

Pursuant to the Israeli Severance Pay Law 1963, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of Chiasma (Israel) Ltd. are included under Section 14 of the Severance Pay Law, under which these employees are entitled to monthly deposits, which relieve us from future obligations under this law. As a result, no assets or liabilities are recorded in the accompanying consolidated balance sheets. In addition, we make mandated monthly contributions to an Israeli government retirement benefit plan for our Israeli employees. Beginning in 2016, we provide a 401(k) profit-sharing plan covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. All matching contributions and participant contributions vest immediately. During the years ended December 31, 2018, 2017 and 2016, we recorded expenses of $0.2 million, $0.2 million and $0.5 million, respectively, related to these employee benefit plans.

15. Restructuring Charges

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

We did not incur any restructuring expenses during the year ended December 31, 2018.

Activity related to accrued restructuring costs during the year ended December 31, 2017 is as follows:

2017
Balance at beginning of year	$283
Plus:
Current year restructuring costs	1,038
Less:
Lease termination costs	(1,038)
Payment of employee severance costs	(283)

Balance at end of year	$—

16. Other Income, net

Other income, net is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Loss / (gain) on foreign currency transactions, net	$(37)	$81	$(9)
Interest income	(1,013)	(928)	(802)
Interest expense	6	131	264

Total	$(1,044)	$(716)	$(547)

17. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	($ in thousands, except for per share data)
Loss from operations	$(7,297)	$(8,932)	$(7,718)	$(8,389)
Net loss	(7,043)	(8,673)	(7,470)	(8,075)
Earnings per share
Basic	$(0.29)	$(0.36)	$(0.31)	$(0.32)
Diluted	$(0.29)	$(0.36)	$(0.31)	$(0.32)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	($ in thousands, except for per share data)
Loss from operations	$(7,115)	$(6,920)	$(6,943)	$(7,154)
Net loss	(7,020)	(6,854)	(6,849)	(6,103)
Earnings per share
Basic	$(0.29)	$(0.28)	$(0.28)	$(0.25)
Diluted	$(0.29)	$(0.28)	$(0.28)	$(0.25)