Form 10-Q
period 2019-06-30
CHIASMA, INC
filed 2019-08-08
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 41,787,227 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	our efforts to potentially obtain regulatory approval of octreotide capsules in the United States;

•

the timing of regulatory filings, including our ability to resubmit our NDA for octreotide capsules by year-end 2019, anticipated six-month regulatory review process, if our resubmitted NDA is determined by FDA as a complete response to its April 2016 complete response letter, and expected commercial launch timing in the United States;

•	our development of octreotide capsules, conditionally trade-named MYCAPSSA, for the treatment of acromegaly;

•	our efforts to potentially obtain regulatory approval in the European Union by conducting the ongoing MPOWERED Phase 3 clinical trial;

•	the timing and receipt and announcement of top-line and other clinical data, including our ability to release top-line data from the MPOWERED trial during the second half of 2020;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$20,568	$13,060
Marketable securities	37,580	28,602
Insurance recovery (Note 9)	—	18,288
Prepaid expenses and other current assets	1,144	2,237

Total current assets	59,292	62,187
Property and equipment, net	96	111
Other assets	1,258	958

Total assets	$60,646	$63,256

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,256	$2,029
Estimated settlement liability (Note 9)	—	18,750
Accrued expenses	5,385	7,848
Other current liabilities	200	—

Total current liabilities	8,841	28,627
Long-term liabilities	676	505

Total liabilities	9,517	29,132

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at June 30, 2019 and December 31, 2018; issued and outstanding 31,777,227 shares at June 30, 2019 and 24,456,120 shares at December 31, 2018	318	245
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	303,963	270,509
Accumulated other comprehensive income (loss)	52	(16)
Accumulated deficit	(253,204)	(236,614)

Total stockholders’ equity	51,129	34,124

Total liabilities and stockholders’ equity	$60,646	$63,256

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$2,644	$2,627	$5,094	$5,061
Research and development	5,522	6,305	11,993	11,168

Total operating expenses	8,166	8,932	17,087	16,229

Loss from operations	(8,166)	(8,932)	(17,087)	(16,229)
Other income, net	(341)	(280)	(525)	(510)

Loss before income taxes	(7,825)	(8,652)	(16,562)	(15,719)
Provision (benefit) for income taxes	15	21	28	(3)

Net loss	(7,840)	(8,673)	(16,590)	(15,716)

Earnings per share attributable to common stockholders
Basic	$(0.25)	$(0.36)	$(0.59)	$(0.64)

Diluted	$(0.25)	$(0.36)	$(0.59)	$(0.64)

Weighted-average shares outstanding:
Basic	31,597,698	24,384,283	28,051,856	24,383,123

Diluted	31,597,698	24,384,283	28,051,856	24,383,123

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(7,840)	$(8,673)	$(16,590)	$(15,716)
Other comprehensive income:
Unrealized gain on available for sale securities, net	50	62	68	26

Total other comprehensive income:	50	62	68	26

Comprehensive loss	$(7,790)	$(8,611)	$(16,522)	$(15,690)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands except share data)
Balance, January 1, 2019	24,456,120	$245	$270,509	$(16)	$(236,614)	$34,124
Stock-based compensation	—	—	622	—	—	622
Exercise of stock options	33,839	—	3	—	—	3
Additional paid in capital on account of vested portion of restricted stock	—	—	16	—	—	16
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(8,750)	(8,750)

Balance, March 31, 2019	24,489,959	245	271,150	2	(245,364)	26,033
Stock-based compensation	—	—	627	—	—	627
Exercise of stock options	24,110	—	26	—	—	26
Issuance of common stock in follow-on offering, net	7,263,158	73	32,160	—	—	32,233
Other comprehensive income	—	—	—	50	—	50
Net loss	—	—	—	—	(7,840)	(7,840)

Balance, June 30, 2019	31,777,227	$318	$303,963	$52	$(253,204)	$51,129

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands except share data)
Balance, January 1, 2018	24,381,605	$244	$267,642	$(59)	$(205,353)	$62,474
Stock-based compensation	—	—	637	—	—	637
Exercise of stock options	2,389	—	—	—	—	—
Additional paid in capital on account of vested portion of restricted stock	—	—	25	—	—	25
Other comprehensive loss	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(7,043)	(7,043)

Balance, March 31, 2018	24,383,994	244	268,304	(95)	(212,396)	56,057
Stock-based compensation	—	—	728	—	—	728
Exercise of stock options	2,389	—	—	—	—	—
Additional paid in capital on account of vested portion of restricted stock	—	—	26	—	—	26
Other comprehensive income	—	—	—	62	—	62
Net loss	—	—	—	—	(8,673)	(8,673)

Balance, June 30, 2018	24,386,383	$244	$269,058	$(33)	$(221,069)	$48,200

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating Activities:
Net loss	$(16,590)	$(15,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29	46
Stock-based compensation	1,249	1,365
Accretion on marketable securities, net	(278)	(130)
Amortization of right-of-use asset	87	—
Non-cash interest expense	—	5
Benefit for deferred income taxes	(13)	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,093	593
Insurance recovery (Note 9)	18,288	—
Accounts payable and accrued expenses	(1,237)	3,127
Settlement liability (Note 9)	(18,750)	—
Other assets	54	6
Other current and long-term liabilities	(40)	(56)

Net cash used in operating activities	(16,108)	(10,765)
Investing Activities:
Purchases of marketable securities	(40,382)	(17,565)
Maturities of marketable securities	31,750	29,277
Purchases of property and equipment	(14)	(6)

Net cash provided by (used in) investing activities	(8,646)	11,706
Financing Activities:
Proceeds from the issuance of common stock, net	32,233	—
Payment under license termination agreement	—	(1,700)
Exercise of stock options	29	—

Net cash provided by (used in) financing activities	32,262	(1,700)

Net increase (decrease) in cash and cash equivalents	7,508	(759)
Cash and cash equivalents, beginning of period	13,060	14,603

Cash and cash equivalents, end of period	$20,568	$13,844

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

1.	Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a clinical-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our sole TPE platform-based clinical product candidate, for the treatment of acromegaly. In July 2019, we reported positive top-line data from our second completed Phase 3 clinical trial of octreotide capsules in adult patients for the treatment of acromegaly. The trial, referred to as CHIASMA OPTIMAL, was a randomized, double-blind, placebo-controlled, nine-month trial that enrolled 56 adult acromegaly patients. We initiated this trial following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017.

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

We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules per the protocol following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the trial. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. In October 2018, we also elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. In June 2019, we completed the enrollment of 146 total patients in MPOWERED.

Liquidity

We have incurred significant losses from operations since our inception and expect losses to continue for at least the next several years. We are heavily dependent on the regulatory approval and subsequent commercial success of our product candidate, octreotide capsules for the treatment of acromegaly, in the United States and European Union, both of which may never occur.

We expect to continue with the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our ongoing international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. We continue to focus our resources on the development of octreotide capsules for the maintenance treatment of adult acromegaly patients. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued. We expect to continue to incur significant operating losses for the foreseeable future.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through the issuance of debt and/or equity or through collaborations or license agreements with other companies. Debt or equity financing may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail our planned development of octreotide capsules, or delay our commercial preparations or launch readiness even if octreotide capsules are approved by the FDA or EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to obtain regulatory approval of octreotide capsules in acromegaly will prevent us from commercializing the product candidate, which could raise significant concerns about our continued viability as a business.

On April 2, 2019, we completed a follow-on underwritten public offering of 6,315,790 shares of common stock at a public offering price of $4.75 per share, before underwriting discounts and commissions, and on April 3, 2019, we closed on the sale of an additional 947,368 shares of common stock pursuant to the underwriters’ option at a public offering price of $4.75 per share, before underwriting discounts and commissions. Aggregate gross proceeds were $34.5 million while net proceeds received after underwriting fees and offering expenses were approximately $32.2 million.

On July 30, 2019, we completed a follow-on underwritten public offering of 10,000,000 shares of common stock at a public offering price of $5.50 per share, before underwriting discounts and commissions. Aggregate gross proceeds were $55.0 million while net proceeds received after underwriting fees and offering expenses were approximately $51.5 million. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of our common stock at the public offering price, less underwriting discounts and commissions which has not yet been exercised.

These offerings were made pursuant to a prospectus dated March 22, 2018 and prospectus supplements dated March 29, 2019 and July 26, 2019, respectively, in connection with drawdowns from our shelf registration statement on Form S-3, which the U.S. Securities and Exchange Commission (“SEC”) declared effective on May 3, 2018.

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

In June 2016, the FASB issued new guidance which will require more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. This guidance is effective January 1, 2020 and early adoption of this standard is permitted. We plan to adopt this standard on January 1, 2020. We are currently evaluating the impact the standard may have on our condensed consolidated financial statements.

2. Investments

Our investments consisted of the following as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$11,276	$—	$—	$11,276
Corporate notes	13,791	11	(1)	13,801
Commercial paper	31,477	42	—	31,519

Total	$56,544	$53	$(1)	$56,596

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$11,612	$—	$—	$11,612
Corporate notes	7,234	—	(3)	7,231
Commercial paper	21,384	—	(13)	21,371

Total	$40,230	$—	$(16)	$40,214

As of June 30, 2019, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and six months ended June 30, 2019 or 2018.

The fair values of our investments by classification in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	($ in thousands)
Cash and cash equivalents	$19,016	$11,612
Marketable securities	37,580	28,602

Total	$56,596	$40,214

Cash and cash equivalents in the table above exclude cash of $1.6 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$11,276	$—	$—	$11,276
Commercial paper	—	7,740	—	7,740

Total cash equivalents	$11,276	$7,740	$—	$19,016
Marketable securities:
Corporate notes	$—	$13,801	$—	$13,801
Commercial paper	—	23,779	—	23,779

Total marketable securities	—	37,580	—	37,580

Total	$11,276	$45,320	$—	$56,596

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$11,612	$—	$—	$11,612

Total cash equivalents	$11,612	$—	$—	$11,612
Marketable securities:
Corporate notes	$—	$7,231	$—	$7,231
Commercial paper	—	21,371	—	21,371

Total marketable securities	—	28,602	—	28,602

Total	$11,612	$28,602	$—	$40,214

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2019 or December 31, 2018. We did not have any Level 3 assets being measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

4. Earnings per Share of Common Stock

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and six months ended June 30, 2019 and 2018.

5. Accrued Expenses

As of June 30, 2019 and December 31, 2018, accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	($ in thousands)
Accrued general and administrative expenses	$439	$2,120
Accrued research and development expenses	4,085	4,557
Accrued payroll and employee benefits	861	1,171

Total accrued expenses	$5,385	$7,848

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

7. Warrants

As of December 31, 2018, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. Such warrants were issued between October 2012 and February 2015 with expiration dates ranging from March 2022 through December 2024. There were no warrants issued or exercised during the six months ended June 30, 2019. There were 3,567,015 outstanding warrants as of June 30, 2019.

8. Stock Incentive Plans

In 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company up to 3,547,741 shares of common stock. Option awards expire 10 years from the grant date and generally vest over four years but vesting conditions can vary at the discretion of our board of directors.

In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering. The 2015 Plan allow the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company initially up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the 2008 Plan are available for issuance under the 2015 Plan. On January 1, 2019, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 978,245 shares of common stock pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. The compensation committee of the board of directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2018. As of June 30, 2019, the total number of shares authorized for stock award plans is 8,092,282 of which 1,798,425 remain available for grant. There are 5,487,137 stock options outstanding as of June 30, 2019.

Stock-based compensation for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
General and administrative	$360	$378	$671	$701
Research and development	267	350	578	664

Total	$627	$728	$1,249	$1,365

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected volatility	98%	77%
Expected term (years)	6.0	6.2
Risk-free interest rate	2.09%	2.72%
Expected dividend yield	0%	0%

We granted approximately 1,533,000 stock options in the six months ended June 30, 2019. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2019 was $5.19. We granted approximately 840,000 stock options in the six months ended June 30, 2018. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2018 was $1.04.

9. Commitments and Contingencies

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding our first Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint added as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff sought an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 14, 2019, the court issued an order of preliminary approval of the settlement. As a result of this settlement agreement, we have recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we have recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018 which represents the estimated insurance claim proceeds from our insurance carriers. On June 27, 2019, the court issued an order of final approval of the settlement. The litigation insurance settlement recovery and litigation settlement liability were settled during the three months ended June 30, 2019.

10. Leases

We adopted the new lease standard on January 1, 2019. We elected a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows us to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. We have elected to utilize this package of practical expedients and have not elected the hindsight methodology in its implementation of the lease standard. We elected to adopt this standard using the optional modified retrospective transition method and therefore comparative periods have not been restated. We have elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$57	$104

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$100
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86	$113

June 30, 2019
($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$341

Other current liabilities	$200
Long-term liabilities	133

Total operating lease liabilities	$333

Weighted average remaining lease term – operating leases	22 Months
Weighted average discount rate – operating leases	8.3%

Our operating lease right-of-use assets are recorded within other assets on our condensed consolidated balance sheets.

Future lease payments under noncancelable leases as of June 30, 2019 are as follows:

($ in thousands)
Remainder of 2019	$109
2020	199
2021	43
2022	9

Total future minimum lease payments	360
Less: imputed interest	(27)

Total	$333

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE, technology platform, we seek to develop oral medications that are currently available only as injections. We are developing oral octreotide capsules, conditionally trade-named MYCAPSSA, our sole TPE platform-based clinical product candidate, for the treatment of acromegaly. In July 2019, we announced positive top-line results from CHIASMA OPTIMAL, the second Phase 3 clinical trial we have completed of octreotide capsules for the maintenance therapy of adult patients with acromegaly. Based on the results from CHIASMA OPTIMAL, we plan to resubmit our New Drug Application, or NDA, by year-end 2019. We expect the United States Food and Drug Administration, or the FDA, will aim to complete its review of our anticipated NDA, if accepted for filing, within six months based on our expectation that the NDA will be designated a Class 2 resubmission by the FDA to address its April 2016 complete response letter, or CRL, to our original NDA.

Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone, which in turn elevates insulin-like growth factor 1, or IGF-1, as a result of increased growth hormone. These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.7 billion annually, of which we estimate approximately $810 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

Our CHIASMA OPTIMAL trial was a randomized, double-blind, placebo-controlled, nine-month clinical trial of octreotide capsules that was conducted under a special protocol assessment, or SPA, agreement with the FDA. The trial enrolled 56 adult acromegaly patients whose disease was biochemically controlled by injectable somatostatin analogs (average IGF-1 ≤ 1.0 × upper limit of normal, or ULN). The patients also had confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥ 1.3 × ULN. Patients were randomized on a 1:1 basis, to octreotide capsules or placebo. Patients were dose titrated from 40 mg per day (equaling one capsule in the morning and one capsule in the evening) to up to a maximum of 80 mg per day (equaling two capsules in the morning and two capsules in the evening). Patients who met the predefined withdrawal criteria, or discontinued from oral treatment for any reason, in either treatment arm during the course of the trial were considered treatment failures and reverted to their original treatment of injections and monitored for the remainder of the trial. The primary endpoint of the trial was the proportion of patients who maintained their biochemical response at the end of the nine-month, double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 × ULN (assessed at weeks 34 and 36). Hierarchical secondary endpoints that are expected to be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment include: proportion of patients who maintain growth hormone, or GH, response at week 36 compared to screening; time to loss of response: IGF-1 of 2 consecutive visits is > 1.0 × ULN; time to loss of response: IGF-1 of 2 consecutive visits is ≥ 1.3 × ULN; and proportion of patients requiring rescue treatment.

In the CHIASMA OPTIMAL trial:

•	The primary endpoint was met: 58% of the patients on octreotide capsules maintained their IGF-1 response compared to 19% of the patients on placebo (p = 0.008).

•	All secondary endpoints were met.

o	78% of patients treated with octreotide capsules maintained their GH levels below 2.5 ng/mL at the end of the core study vs. 30% of patients treated with placebo (p = 0.001).

o	Median time to loss of response (IGF-1 >1.0 × ULN) was not reached (>36 weeks) for patients treated with octreotide capsules vs. 16 weeks for patients treated with placebo (p <0.001).

o	Median time to loss of response (IGF-1 ≥ 1.3 × ULN) was not reached (>36 weeks) for patients treated with octreotide capsules vs. 16 weeks for patients treated with placebo (p <0.001).

o

25% of patients treated with octreotide capsules required rescue medication with injectable somatostatin analogs (octreotide LAR or lanreotide depot) anytime throughout the study vs. 68% of patients treated with placebo (p = 0.003).

Additionally, in a pre-specified exploratory endpoint, mean IGF-1 values across all patients treated with octreotide capsules (including primary endpoint non-responders per protocol), remained within normal limits (≤ 1.0 x ULN) up to the end of oral treatment. For purposes of this analysis, the end of oral treatment value was the average of week 34 and week 36 values for all patients who completed the study on octreotide capsules and for those patients that required rescue medication, it was their last observed value prior to the use of rescue medication.

In the CHIASMA OPTIMAL trial, octreotide capsules appeared safe and well tolerated. No new or unexpected safety signals were observed. The overall number of treatment emergent adverse events, or TEAEs, was comparable between the octreotide capsules and placebo treatment groups. Two patients on octreotide capsules and one patient on placebo discontinued treatment due to TEAEs. Two patients on octreotide capsules and one patient on placebo had serious adverse events, or SAEs, assessed as not related to study drug. Severe TEAEs as well as TEAEs of special interest (acromegaly symptoms) were more common in placebo treated patients than in patients treated with octreotide capsules. The following table summarizes the safety data observed in CHIASMA OPTIMAL:

	Octreotide Capsules		Placebo
Subjects with:	n	%	n	%
At least one TEAE	28	100.0	27	96.4
Treatment-Related TEAE	18	64.3	15	53.6
SAEs	2	7.1	1	3.6
Treatment-Related SAEs	0	0.0	0	0.0
Severe TEAEs	3	10.7	7	25.0
TEAE Leading to Study Drug Discontinuation	2	7.1	1	3.6
TEAEs of Special Interest (acromegaly symptoms)	15	53.6	26	92.9

We plan to submit an NDA by year-end 2019 for octreotide capsules for the maintenance treatment of adults with acromegaly. The CHIASMA OPTIMAL trial was conducted under a SPA agreement with the FDA, which indicates that the FDA agreed that the design and planned analysis of the CHIASMA OPTIMAL results adequately address the objectives necessary to support a regulatory submission. However, a SPA is not a guarantee of regulatory approval. We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints, together with certain data from our other clinical trials of octreotide capsules, including but not limited to data related to the loss of biochemical response when switching from injectable somatostatin analogs to octreotide capsules, in evaluating any NDA. We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the clinical concerns raised by the FDA in its CRL to our first NDA submission and that the FDA only expects to review safety data from our MPOWERED trial as part of its review of our planned NDA resubmission. We anticipate that our planned NDA resubmission will be classified by the FDA for a six-month review period. Any future requirement by the FDA to submit additional data including the efficacy data from our MPOWERED clinical trial as part of our planned NDA resubmission may delay or prevent the filing, review or approval of our NDA.

We are also conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the trial. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. In October 2018, we also elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. In June 2019, we completed the enrollment of 146 total patients in MPOWERED and expect to release top-line data from the MPOWERED trial in the second half of 2020.

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

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. If approved, we plan to commercialize octreotide capsules ourselves in the United States and to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in the European Union and the rest of the world. Octreotide capsules are currently protected by issued patents lasting until at least 2029 in the United States, the European Union, United Kingdom, Japan and several other jurisdictions, and by pending patent applications in additional jurisdictions that will last until 2029, if granted. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules. On March 26, 2019, a United States patent which is directed to specific methods of using octreotide capsules was granted. This patent will expire in 2036.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. In July 2015, we completed our initial public offering, or IPO, in which we raised $106.5 million. In April 2019, we completed a follow-on public offering of common stock in which we raised an additional $32.2 million to finance our operations. In July 2019, we completed a follow-on public offering of common stock in which we raised an additional $51.5 million to finance our operations. As of June 30, 2019, our consolidated cash, cash equivalents and marketable securities were $58.1 million, of which $0.2 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $16.6 million for the six months ended June 30, 2019 and $31.3 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $253.2 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to continue the open label extension phase of our Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. We released top-line CHIASMA OPTIMAL data in July 2019, and we expect to release top-line MPOWERED data in the second half of 2020. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

In June and August 2016, we announced two separate corporate restructuring plans intended to focus our resources on the continued development of octreotide capsules for the maintenance treatment of adult acromegaly patients. As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not materially investing in those areas. We have made and are continuing to make substantial investments in our two Phase 3 clinical trials of octreotide capsules. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As a result of the August 2016 reduction in workforce, we eliminated our research and discovery functions and are currently not materially investing in those areas. Since then, we have continued to invest in the clinical development of octreotide capsules, including our two international phase 3 trials, CHIASMA OPTIMAL and MPOWERED. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly. We also expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. The successful development of octreotide capsules is highly uncertain.

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

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules as well as salaries and related benefits for commercial employees. In anticipation of marketing approval of our NDA, and prior to the receipt of the CRL in April 2016, we accelerated our preparation for commercialization of octreotide capsules. Following the June 2016 restructuring plan and the termination of primarily all of our commercial personnel, these expenses were significantly reduced throughout 2016. Our marketing expenses in the six months ended June 30, 2019 and the year ended December 31, 2018 were immaterial. Following the positive top-line data from our CHIASMA OPTIMAL trial, which was released in July 2019, we expect our sales and marketing related expenses to substantially increase as we prepare for the potential commercialization of octreotide capsules in the United States.

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

Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	($ in thousands)
Research and development	$5,522	$6,305	$(783)	(12%)	$11,993	$11,168	$825	7%

For the three months ended June 30, 2019, our total research and development expenses decreased by $0.8 million to $5.5 million, primarily due to a decrease in clinical trial costs partially offset by an increase in manufacturing costs. For the six months ended June 30, 2019, our total research and development expense increased by $0.8 million primarily due to an increase in manufacturing costs partially offset by a decrease in clinical trial costs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	($ in thousands)
General and administrative	$2,644	$2,627	$17	1%	$5,094	$5,061	$33	1%

For the three and six months ended June 30, 2019, our general and administrative expenses were relatively flat compared to the same periods in the prior year at $2.6 million and $5.1 million, respectively with increased professional services costs offset by decreased legal costs.

Other Income, net

Other income totaled $0.5 million for the six months ended June 30, 2019 compared to other income of $0.5 million for the same period in 2018, an increase of approximately $15,000. This increase in our interest income was driven by an increase in the interest rate yield on our cash equivalents and marketable securities.

Provision for Income Taxes

Our total tax provision was approximately $28,000 for the six months ended June 30, 2019, representing an effective tax rate of (0.2%), as compared to a tax benefit of $3,000 for the six months ended June 30, 2018, representing an effective tax rate of 0.0%.

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, we completed a follow-on public offering of common stock in which we raised an additional $32.2 million in net proceeds to finance our operations. In July 2019, we completed a follow-on public offering of common stock in which we raised an additional $51.5 million in net proceeds to finance our operations. As of June 30, 2019, our cash and cash equivalents were $20.6 million, of which $0.2 million was held by our Israeli subsidiary. In addition, as of June 30, 2019, we have $37.6 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including our international Phase 3 MPOWERED clinical trial that we initiated in March 2016 to support regulatory approval of octreotide capsules in the European Union and our international Phase 3 CHIASMA OPTIMAL clinical trial open label extension), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, commercialization of octreotide capsules in the United States, if approved, compensation and related expenses, third-party clinical development services, regulatory expenses, and other general operating costs.

We currently expect our existing cash, cash equivalents and marketable securities will be at least sufficient to fund our operations, as currently planned, through our anticipated mid-2020 PDUFA date and into mid-2021. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial product sales, we expect to finance our cash needs through a combination of equity offerings and debt financings and we may opportunistically consider license and collaboration arrangements. We filed a shelf registration statement on Form S-3 with the SEC in March 2018, which was declared effective in May 2018. In November 2018, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which wed could issue and sell up to $25.0 million in shares of our common stock through an “at the market” equity program under which Cowen acts as the sales agent. In July 2019, we terminated this program. No shares of common stock had been sold under this program. In April 2019, we completed a follow-on public offering of common stock pursuant to the shelf registration statement on Form S-3 filed in March 2018, and a prospectus supplement filed in March 2019, in which we raised $34.5 million in gross proceeds, or $32.2 million net proceeds after underwriting fees and offering expenses. In July 2019, we completed a follow-on public offering of common stock pursuant to the shelf registration statement on Form S-3 filed in March 2018, and a prospectus supplement filed in July 2019, in which we raised $55.0 million in gross proceeds, or $51.5 million net proceeds after underwriting fees and offering expenses. As of August 8, 2019, $10.5 million of securities remain available for issuance under this shelf registration statement.

We are eligible to file a new shelf registration statement and believe that shelf registration statements can contribute, when used, to greater financial flexibility. To that end, we plan to consider filing a new shelf registration statement on Form S-3 with the Securities and Exchange Commission in the future. To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(16,108)	$(10,765)
Investing activities	(8,646)	11,706
Financing activities	32,262	(1,700)

Operating Activities

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2019, and primarily consisted of $16.6 million in net loss, adjusted for non-cash items of $1.1 million (primarily stock-based compensation) and working capital decrease of $0.6 million (primarily due to the decrease in accounts payable and accrued expenses and partially offset by the decrease in prepaid expenses and other current assets). Net cash used in operating activities was $10.8 million for the six months ended June 30, 2018, and primarily consisted of $15.7 million in net loss, adjusted for non-cash items of $1.3 million (primarily stock-based compensation) and working capital increases of $3.7 million (primarily due to the increase in accounts payable and accrued expenses and decreases in prepaid expenses and other current assets). The primary driver for the increase in our cash used in our operating activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was the timing of clinical trial and manufacturing related payments.

Investing Activities

Net cash used in investing activities was $8.6 million for the six months ended June 30, 2019, primarily related to the net purchases of marketable securities driven by the net proceeds received from the follow-on public offering that was completed in April 2019, compared to $11.7 million in cash provided by investing activities for the six months ended June 30, 2018, primarily related to the net maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $32.3 million during the six months ended June 30, 2019, primarily related to the net proceeds received from the follow-on public offering that was completed in April 2019. For the six months ended June 30, 2018, net cash used in financing activities was $1.7 million, related to the final $1.7 million installment payment related to the termination of the Roche license agreement.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had $20.6 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of June 30, 2019, we had $37.6 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point increase in interest rates would cause a decrease in the value of our short-term investments of $0.2 million. As of June 30, 2019, we did not have any outstanding borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 0%, (2%), and (2%), respectively. As of June 30, 2019, we held $0.2 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding our first Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint added as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff sought an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 14, 2019, the court issued an order of preliminary approval of the settlement. As a result of this settlement agreement, we have recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we have recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018 which represents the estimated insurance claim proceeds from our insurance carriers. On June 27, 2019, the court issued an order of final approval of the settlement. The litigation insurance settlement recovery and litigation settlement liability were settled during the three months ended June 30, 2019.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2019, we did not repurchase any shares of our common stock.

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

On April 3, 2019, we completed the sale of 7,263,158 shares of our common stock (inclusive of 947,368 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters) in a follow-on public offering of our common stock, at a public offering price of $4.75 per share, before underwriting discounts and commissions. The offering was made pursuant to a prospectus dated May 3, 2018 and a prospectus supplement dated March 29, 2019, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-223850), which the SEC declared effective on May 3, 2018. Cantor Fitzgerald & Co. acted as sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners, Brookline Capital Markets, a division of CIM Securities, LLC and LifeSci Capital LLC acted as co-managers for the offering.

On July 30, 2019, we completed the sale of 10,000,000 shares of our common stock in a follow-on public offering of our common stock, at a public offering price of $5.50 per share, before underwriting discounts and commissions. The offering was made pursuant to a prospectus dated May 3, 2018 and a prospectus supplement dated July 26, 2019, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-223850), which the SEC declared effective on May 3, 2018. Piper Jaffray & Co. and Cantor Fitzgerald & Co. acted as book-running managers for the offering. H.C. Wainwright & Co., Roth Capital Partners, and Brookline Capital Markets, a division of Arcadia Securities, LLC acted as co-managers for the offering.

We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us in our IPO. In the April 2019 follow-on public offering of common stock, we raised approximately $32.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. In the July 2019 follow-on public offering of common stock, we raised approximately $51.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

We expect that our primary uses of capital will be associated with seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including the extension phase of our international Phase 3 CHIASMA OPTIMAL clinical trial and our international Phase 3 MPOWERED clinical trial to support European Union regulatory approval of octreotide capsules), manufacturing of octreotide capsules for market consumption, if approved, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, commercialization of octreotide capsules in the United States, if approved, compensation and related expenses, third-party clinical development services, regulatory expenses, and other general operating costs.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Employment Agreement, dated as of May 31, 2019, by and between Chiasma, Inc. and Raj Kannan, incorporated by reference from our Current Report on Form 8-K filed on June 5, 2019.

10.2	Amended and Restated Employment Agreement, dated as of May 31, 2019, by and between Chiasma, Inc. and Mark Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on June 5, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith.
+

The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2019.

CHIASMA, INC.

By:	/s/ Raj Kannan
Raj Kannan
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President (Principal Financial Officer)