Form 10-K
period 2019-12-31
CHIASMA, INC
filed 2020-03-16
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-37500

Chiasma, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0722250
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

140 Kendrick Street, Building C East Needham, MA	02494
(Address of Principal Executive Offices)	(Zip Code)

(617)-928-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CHMA	NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 28, 2019, was $192,861,371, based on the closing price of $7.47 of the registrant as reported on the NASDAQ Global Select Market on such date. As of March 9, 2020, there were 42,255,657 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHIASMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

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

Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our efforts to potentially obtain regulatory approval of octreotide capsules, conditionally trade-named MYCAPSSA®, in the United States;

•	the timing of the regulatory review process, including our expectation that the FDA will respond to our NDA resubmission by the June 26, 2020 PDUFA date;

•	our expected commercial launch timing of MYCAPSSA in the United States, if FDA approval is obtained;

•

our ability to obtain supply of sufficient amounts of octreotide capsules to support our planned commercial launch in the United States, if FDA approval of our NDA is obtained, and for clinical trials;

•	our development of octreotide capsules for the treatment of acromegaly;

•	our efforts to potentially obtain regulatory approval in the European Union by conducting the ongoing MPOWERED Phase 3 clinical trial;

•	the timing and receipt and announcement of top-line and other clinical data, including our ability to release top-line data from the MPOWERED trial in the fourth quarter of 2020;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•

our ability to leverage our TPE platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make octreotide capsules, other product candidates we may develop and commercialize or our TPE technology obsolete;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally; and

•	our ability to continue as a going concern and estimates and expectations regarding our capital requirements, cash and expense levels and liquidity sources

These forward-looking statements are not exhaustive. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. No forward-looking statement is a guarantee of future performance.

You should read this Annual Report and the documents that we reference herein and have filed as exhibits hereto as a part completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Unless the context requires otherwise, references in this Annual Report to “Chiasma,” “the Company,” “we,” “our,” and “us” refer to Chiasma, Inc. and its subsidiaries.

PART I

Item 1.	Business

Overview

We are a clinical, late-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE®, technology platform, we seek to develop oral medications that are currently available only as injections. In January 2020, the U.S. Food and Drug Administration, or the FDA, accepted for review our New Drug Application, or NDA, for our oral octreotide capsules product candidate, conditionally trade-named MYCAPSSA®, for the maintenance treatment of adults with acromegaly. We resubmitted our NDA following positive results from our CHIASMA OPTIMAL Phase 3 clinical trial, which was conducted under a Special Protocol Assessment, or SPA, agreement with the FDA and designed to support FDA approval. The FDA assigned a Prescription Drug User-Fee Act, or PDUFA, target action date of June 26, 2020, which is a six-month review. Our primary focus is on developing and seeking the regulatory approval and subsequent commercialization of oral octreotide capsules, our sole TPE platform-based clinical product candidate, for the treatment of adult patients with acromegaly in the United States and European Union.

Acromegaly and Treatment Burden

Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone, or GH, which in turn elevates insulin-like growth factor 1, or IGF-1. These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. According to data published by the Mayo Clinic in 2013, the mortality rate of people afflicted by acromegaly who go untreated is two to three times higher than that of the general population. Data from a published study presented at the Endocrine Society’s Annual Meeting in 2015 suggest that the global prevalence of acromegaly may be between 85 and 118 cases per million people.

Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog, primarily octreotide or lanreotide. These products contain a viscous formulation and are typically administered by a healthcare professional with large-gauge needles into the muscle or deep subcutaneously, that is, deeply under the skin. While injectable somatostatin analogs are generally effective at reducing GH and IGF-1 levels and, therefore, providing disease control, the injections are associated with signification limitations and patient burdens, including suboptimal symptom control, especially as the treatment effects begin to wane near the end of the monthly cycle prior to the next injection, inconvenience, pain and other injection-related side effects. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.8 billion annually, of which we estimate approximately $800 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

Accepted New Drug Application for MYCAPSSA®

In July 2019, we announced positive top-line results from the CHIASMA OPTIMAL (Octreotide capsules vs. Placebo Treatment In MultinationAL centers), a Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly conducted under a SPA agreement with the FDA and designed to support regulatory approval in the United States. Based on the positive results from the CHIASMA OPTIMAL trial, we resubmitted our NDA to the FDA in December 2019, seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly. In January 2020, the FDA accepted for review the resubmission of our NDA as a complete response to deficiencies identified in the FDA’s April 2016 complete response letter, or CRL, to our original NDA submission and assigned a PDUFA action date of June 26, 2020.

CHIASMA OPTIMAL

The CHIASMA OPTIMAL trial was a randomized, double-blind, placebo-controlled, nine-month clinical trial of octreotide capsules and enrolled 56 adult acromegaly patients whose disease was biochemically controlled by injectable somatostatin analogs based upon levels of IGF-1, a byproduct of increased GH levels caused by acromegaly (average IGF-1 ≤ 1.0 × upper limit of normal, or ULN). The patients also had confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥ 1.3 × ULN. Patients were randomized on a 1:1 basis, to octreotide capsules or placebo. Patients were dose titrated from 40 mg per day (equaling one capsule in the morning and one capsule in the evening) to up to a maximum of 80 mg per day (equaling two capsules in the morning and two capsules in the evening). Patients who met the predefined withdrawal criteria, or discontinued from oral treatment for any reason, in either treatment arm during the course of the trial were considered treatment failures, reverted to their original treatment of injections and monitored for the remainder of the trial. The primary endpoint of the trial was the proportion of patients who maintained their biochemical response at the end of the nine-month, double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 × ULN (assessed at weeks 34 and 36). Hierarchical secondary endpoints that are expected to be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect include: proportion of patients who maintain growth hormone, or GH, response at week 36 compared to screening; time to loss of response: IGF-1 of 2 consecutive visits is > 1.0 × ULN; time to loss of response: IGF-1 of two consecutive visits is ≥ 1.3 × ULN; and proportion of patients requiring rescue treatment.

In the CHIASMA OPTIMAL trial:

•	The primary endpoint was met: 58% of the patients on octreotide capsules maintained their IGF-1 response compared to 19% of the patients on placebo (p = 0.008).

•	All secondary endpoints were met.

•	78% of patients treated with octreotide capsules maintained their GH levels below 2.5 ng/mL at the end of the core study compared to 30% of patients treated with placebo (p = 0.001).

•	Median time to loss of response (IGF-1 >1.0 × ULN) was not reached (>36 weeks) for patients treated with octreotide capsules compared to 16 weeks for patients treated with placebo (p <0.001).

•	Median time to loss of response (IGF-1 ≥ 1.3 × ULN) was not reached (>36 weeks) for patients treated with octreotide capsules compared to 16 weeks for patients treated with placebo (p <0.001).

•

25% of patients treated with octreotide capsules required rescue medication with injectable somatostatin analogs (octreotide LAR or lanreotide depot) anytime throughout the study compared to 68% of patients treated with placebo (p = 0.003).

Additionally, 75% of patients randomized to the octreotide capsules treatment arm completed the 36-week trial of which 90% elected to continue into the open label extension. Further, in a pre-specified exploratory endpoint, mean IGF-1 values across all 28 patients treated with octreotide capsules (including primary endpoint non-responders per protocol), remained within normal limits with a 0.97 x ULN at the end of oral treatment versus 1.69 x ULN at the end of treatment for the patients on placebo. For purposes of this analysis, the end of oral treatment value was the average of week 34 and week 36 values for all patients who completed the study on octreotide capsules or placebo and for those patients that required rescue medication, it was their last observed value prior to the use of rescue medication.

In the CHIASMA OPTIMAL trial, octreotide capsules appeared safe and well tolerated in the trial patient population. No new or unexpected safety signals were observed. The overall number of treatment emergent adverse events, or TEAEs, was comparable between the octreotide capsules and placebo treatment groups, 64% versus 54%, respectively. Two patients on octreotide capsules and one patient on placebo discontinued treatment due to TEAEs. Two patients on octreotide capsules and one patient on placebo had serious adverse events, or SAEs, assessed as not related to study drug. Severe TEAEs as well as TEAEs of special interest (acromegaly symptoms) were more common in placebo treated patients than in patients treated with octreotide capsules.

The CHIASMA OPTIMAL trial was conducted under a SPA agreement with the FDA, which indicates that the FDA agreed that the design and planned analysis of the CHIASMA OPTIMAL trial results adequately address the objectives necessary to support a regulatory submission. However, a SPA is not a guarantee of regulatory approval. We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including the primary and all secondary endpoints, together with certain data from our other clinical trials of octreotide capsules, including but not limited to data related to the loss of biochemical response when switching from injectable somatostatin analogs to octreotide capsules, in evaluating our NDA. We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the clinical concerns raised by the FDA in its CRL to our original NDA submission and also that, with respect to our ongoing Phase 3 MPOWERED™ clinical trial (described below), the FDA only expects to review safety data from the MPOWERED trial as part of its review of our NDA resubmission. Any future requirement by the FDA to submit additional data, including the efficacy data from our MPOWERED clinical trial could delay or prevent the review or approval of our NDA.

MPOWERED™

We are also conducting an international Phase 3 clinical trial, referred to as MPOWERED (Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections -Evaluation of REsponse Durability), of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is designed to show parallel comparative safety and effectiveness as required by the EMA. Initiated in March 2016, the MPOWERED trial is a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. We completed enrollment of 146 total patients in the MPOWERED trial in June 2019. In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol (IGF-1 <1.3 x ULN and GH<2.5 ng/mL). Responders to octreotide capsules were randomized (2:3) per protocol to either go back to their original long-acting injectable somatostatin analog or remain on octreotide capsules at the dose identified during the run-in phase and then followed for an additional nine months.

The primary endpoint of the MPOWERED trial is the proportion of patients who are biochemically controlled throughout the randomized, controlled phase of the study, defined as a time weighted average of IGF-I < 1.3 ULN. In addition to measures of biochemical control, the MPOWERED trial is expected to provide data on the impact of treatment on acromegaly symptoms and patients’ quality of life through multiple validated instruments. Secondary and exploratory endpoints are designed to explore overall health assessments and whether more patients experience maintenance or improvement of acromegaly symptoms between treatments, both individually and as an overall composite score. The trial is also designed to generate data on when patients experience their acromegaly symptoms and any interference with work productivity and the ability to perform regular activities of daily living. The impact of octreotide capsules versus injectable treatment is also expected to be measured from a standpoint of gastrointestinal adverse events and the burden of receiving injections in a healthcare setting versus the fasting requirements of MYCAPSSA capsules.

In late 2016, following the FDA’s position that the MPOWERED trial would not be sufficient to address the concerns raised in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial, which was designed to address the FDA’s concerns, and produce data packages suitable for submission in both the United States and the European Union. We expect to release top-line data from the MPOWERED trial in the fourth quarter of 2020. Subject to FDA approval of our NDA resubmission, if obtained, and assuming positive data from the MPOWERED trial, we expect to submit a marketing authorization application, or MAA, to the EMA in the first half of 2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union.

Original NDA

We submitted our original NDA for octreotide capsules in June 2015 following the completion of a multinational, open-label Phase 3 clinical trial of oral octreotide capsules for the treatment of acromegaly in 2014. In April 2016, the FDA issued a CRL, which indicated that the review of our application was complete and our NDA was not ready for approval in its present form. In June 2016, we participated in an End of Review meeting with the FDA to discuss the concerns the FDA raised in the CRL. In its CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. While the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the June 2016 End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in our first Phase 3 trial were factors limiting an overall safety assessment. In the End of Review meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns.

Special Protocol Assessment

In August 2017, we reached agreement with the FDA under a SPA for a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, designed to address the efficacy concerns previously raised in the CRL and support a potential resubmission of our NDA for octreotide capsules in acromegaly. In September 2017, we initiated the CHIASMA OPTIMAL trial, which was a randomized, double-blind, placebo-controlled, nine-month clinical trial conducted under the SPA. It enrolled 56 adult acromegaly patients (at least 20% of whom were required to be recruited from the United States) whose disease was biochemically controlled, based upon levels of IGF-1, on injectable somatostatin analogs at baseline (average IGF-1 ≤ 1.0 x ULN). The primary endpoint of the study was the proportion of patients who maintained their biochemical response compared to placebo at the end of the nine-month double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 x ULN at weeks 34 and 36.

In May 2018, we reached further agreement with the FDA under a SPA Agreement Modification letter providing that the hierarchical secondary endpoints of the CHIASMA OPTIMAL trial that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect are:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0× ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN; and

•	Proportion of patients requiring rescue treatment.

Manufacturing

We depend on third-party suppliers and contract manufacturing organizations, or CMOs, for all of our required raw materials and drug substance and to manufacture and package drug product for clinical use and commercial use, if we obtain marketing approval for MYCAPSSA capsules in the United States.

In order to have oral octreotide capsules available to support our planned commercial launch in the fourth quarter of 2020, we expect to submit for FDA review two prior approval manufacturing supplements to our NDA for our commercial sources of generic active pharmaceutical ingredient, or API, octreotide acetate. During 2020, we expect to have a total of three manufacturing sites qualified for commercial supply of API located in the United States, Israel and Switzerland.

The first manufacturing site, and the only one currently referenced in our NDA resubmission, is a small-scale manufacturing site of our secondary commercial API manufacturer. This site was also included in our original NDA. We do not currently plan to procure commercial API from this small-scale manufacturing site.

The second and third API manufacturing sites are larger-scale manufacturing sites that we plan to use to produce commercial supply of octreotide capsules. One of these sites is a new site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission, and the other site belongs to our primary commercial API manufacturer and was included in our original NDA. We did not reference these two larger-scale manufacturing sites in our recent NDA resubmission. At the time of our NDA resubmission, our primary commercial API manufacturer was in the process of resolving outstanding observations from a recent regulatory inspection of its site. To allow for further time to resolve the observations, we decided not to reference this site in our NDA resubmission. The inspection was closed by the regulator in February 2020. In addition, we did not reference the other larger-scale manufacturing site in our NDA resubmission because that allowed us to seek and obtain the FDA’s designation of our NDA resubmission as a Class 2 resubmission. The benefit of a Class 2 designation is a six-month review cycle and, accordingly, the FDA assigned a June 26, 2020 PDUFA target date, which is a six-month review.

If we obtain marketing approval of octreotide capsules from the FDA, we expect to submit to the FDA a prior approval manufacturing supplement for each of these two larger-scale manufacturing sites to reference them in our NDA. In anticipation of FDA approval of our NDA resubmission, we are currently procuring API from these two larger-scale manufacturing sites. Subject to FDA’s timely approvals of the NDA and either of the two planned prior approval manufacturing supplements, we expect to have oral octreotide capsules available to support our planned commercial launch in the fourth quarter of 2020.

In addition to these three manufacturing sites, we expect our primary commercial API manufacturer to scale-up and qualify a separate larger manufacturing site to meet our longer-term commercial requirements of octreotide acetate.

All excipients, or substances formulated together with the API, used in manufacture of octreotide capsules are obtained by our CMOs from third-party suppliers. The octreotide API is formulated with our TPE technology by a lyophilization service provider and filled into capsules and enteric-coated by another third-party CMO.

If we obtain marketing approval from the FDA, we plan to establish a distribution channel in the United States utilizing third-party logistics and one or more specialty pharmacies to distribute product directly to patients who have been prescribed octreotide capsules.

Commercial Readiness

We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 patient care centers. Patients with acromegaly undergoing treatment in the United States are generally treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. Accordingly, we believe that the U.S. market for MYCAPSSA capsules is addressable with a small orphan drug customer facing team ranging between 30 to 50 employees that includes case managers, sales representatives, nurse educators, and account managers. We began implementing commercial launch readiness plans in 2019 and in early 2020, in preparation for a potential commercial launch of MYCAPSSA capsules in the United States in the fourth quarter of 2020, including:

•	expanding our organization with new key employees with expertise in marketing, sales, market access, patient services and product reimbursement and distribution in particular for rare diseases; and

•

developing our commercial capabilities, including commencing the establishment of internal systems and infrastructure to support a commercial sales organization and patient-focused programs and appropriate quality systems and compliance policies and procedures.

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. If approved, we plan to commercialize octreotide capsules ourselves in the United States and explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in the European Union and the rest of the world.

Intellectual Property

Octreotide capsules are currently protected by issued patents lasting until at least 2029 in the United States, the European Union, United Kingdom, Japan and several other jurisdictions, and by pending patent applications in additional jurisdictions that will last until 2029, if granted. On March 26, 2019, a United States patent directed to specific methods of using octreotide capsules was granted. This patent will expire in 2036. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules.

Strategy

Our goal is to become a successful patient-focused biopharmaceutical company by developing and commercializing, ourselves or through others, octreotide capsules as a maintenance therapy for adult patients with acromegaly. Our strategy to pursue this goal includes the following elements:

•

Obtain U.S. regulatory approval of octreotide capsules for the treatment of acromegaly. Based on the positive results from the CHIASMA OPTIMAL trial, in December 2019, we resubmitted our NDA seeking approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly to the FDA. In January 2020, the FDA accepted for review the resubmission of the NDA as a complete response to deficiencies identified in the CRL to our original NDA and assigned an action date of June 26, 2020 under the PDUFA.

•

Commercialize octreotide capsules in the United States. We expect to commercialize MYCAPSSA capsules in the United States if marketing approval is granted by the FDA. We believe that the U.S. market for MYCAPSSA capsules is addressable with a small, specialty orphan drug sales force. During 2019 and early 2020, we began implementing commercial launch readiness plans in anticipation of a potential U.S. marketing approval of MYCAPSSA capsules. Subject to the timely approval by the FDA of our NDA and either of the planned prior approval manufacturing supplements, we expect to launch the sale of MYCAPSSA capsules in the United States during the fourth quarter of 2020. In anticipation of receiving marketing approval from the FDA, we are building a focused in-house sales and marketing organization to identify pituitary specialists and community endocrinologists who comprise the top prescribers of therapies for acromegaly and are preparing to market octreotide capsules, if approved, to these physicians.

•

Obtain European Union regulatory approval of octreotide capsules for the treatment of acromegaly. To support approval in the European Union, we initiated the Phase 3 MPOWERED clinical trial in March 2016, with a protocol that has been accepted by the EMA, to evaluate the comparative safety and efficacy of octreotide capsules in adult acromegaly patients. We currently expect to release top-line data from this trial in the fourth quarter of 2020, and assuming favorable results, and pending FDA approval of our NDA resubmission, we expect to submit our MAA to the EMA in the first half of 2021 to potentially secure approval in the European Union for MYCAPSSA capsules.

•

Explore collaboration opportunities in the European Union and the rest of the world for octreotide capsules in acromegaly. At the appropriate time, we plan to explore one or more collaborations to commercialize octreotide capsules in acromegaly outside of the United States. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets and undertake commercialization preparation and activities ourselves, if required regulatory approvals are obtained.

•

Generate real-world data on acromegaly treatments. We began enrolling patients in the first industry-sponsored disease state registry for acromegaly in the United States known as the Management of Acromegaly, or MACRO, Registry. The MACRO Registry is designed to enroll patients from over 40 planned clinical sites in the United States and collect real-world data on treatment burden and effectiveness of various acromegaly treatments.

Our Product Candidate, Octreotide Capsules (MYCAPSSA®) in Acromegaly

Product Candidate Overview

Octreotide capsules are a novel oral formulation of octreotide developed utilizing our TPE platform. We are developing octreotide capsules as a liquid-filled solid gelatin capsule formulation which is intended to be taken twice a day. We expect that acromegaly patients who are prescribed octreotide capsules, if approved, will receive a 28-day supply of capsules, which may be stored at room temperature by the patient for up to one month. Based on the aggregate data from our completed clinical trials and the randomization rate of responders per protocol following the six-month run-in phase of our Phase 3 MPOWERED clinical trial, we believe octreotide capsules have the potential to induce biochemical response (inhibition of GH and IGF-1) while also potentially improving symptoms and reducing the burden of disease and treatment in patients afflicted with acromegaly.

Our product candidate, octreotide capsules, has completed two Phase 3 clinical trials for the treatment of acromegaly and 11 pharmacology and pharmacokinetic (PK) Phase 1 studies. In August 2015, our NDA for octreotide capsules as a maintenance therapy for acromegaly in the United States was accepted by the FDA for filing. In April 2016, the FDA issued a CRL to our NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In December 2016, we were informed that the supplier referred to in the CRL had recently received its Establishment Inspection Report, or EIR, from the FDA. In September 2017, we initiated a Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the FDA on the design of the trial, reached through a SPA agreement in August 2017. The trial, referred to as CHIASMA OPTIMAL, was a randomized, double-blind, placebo-controlled, nine-month trial that enrolled 56 adult acromegaly patients and was designed to address the concerns raised in the CRL and support regulatory approval of octreotide capsules in the United States. In July 2019, we announced positive top-line results from the CHIASMA OPTIMAL trial. We resubmitted our NDA to the FDA in December 2019, seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly. In January 2020, the FDA accepted for review the resubmission of our NDA as a complete response to deficiencies identified in the CRL and assigned a PDUFA action date of June 26, 2020.

The EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval in the European Union. We agreed on the Phase 3 clinical trial protocol with the EMA and, in March 2016, we initiated an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. In late 2016, following the FDA’s position that the MPOWERED clinical trial will not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL trial addressing the FDA’s concerns and produce data packages that could be suitable for submission in both the United States and the European Union. The EMA requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. We completed enrollment of 146 total patients in the MPOWERED trial in June 2019. In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol. We expect to release top-line data from the MPOWERED trial in the fourth quarter of 2020. Subject to FDA approval of our NDA resubmission, if obtained, and assuming positive data from the MPOWERED trial, we expect to submit our MAA to the EMA in the first half of 2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union.

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

Surgery is often the first line of therapy for acromegaly and, in most cases, surgical removal of the pituitary tumor can result in normalization of GH and IGF-1 levels. In many other cases, however, the levels of GH remain elevated even after surgery due to residual tumor and many patients therefore also require a therapeutic intervention. The body’s natural inhibitor of excess GH secretion is somatostatin, a peptide hormone. Octreotide and lanreotide, analogs of somatostatin with a significantly longer half-life in the blood than natural somatostatin, have achieved widespread adoption by physicians treating patients afflicted with acromegaly. These somatostatin analogs are routinely administered by injection by a healthcare professional. If not administered with proper technique, the injection may not effectively deliver the medication. There is currently no oral formulation of a somatostatin analog on the market.

Incidence and Prevalence of Acromegaly and Current Treatment Landscape

We believe there are an estimated 69,000 individuals with acromegaly in the major markets (United States, European Union, Japan, Australia and Canada). The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In 13 studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. Data from a 2017 study by Lavrentaki et. al. suggest that the global prevalence of acromegaly may be between 28 and 137 cases per million people.

According to publicly available financial reports, injectable forms of octreotide and lanreotide generated worldwide sales of approximately $2.8 billion annually in 2019 for the treatment of acromegaly, neuroendocrine tumors and some other smaller indications. We believe approximately $800 million of this total represents the annual sales for the treatment of acromegaly. The great majority of these sales come from once-monthly long acting formulations that must be administered by intramuscular or deep subcutaneous injections with large-gauge needles. Although we are targeting acromegaly with octreotide capsules, we believe that this product candidate, if approved in acromegaly, has the potential to become a standard of care in other indications currently treated with injectable somatostatin analogs.

Current Therapeutic Options and Their Limitations

For acromegaly patients not cured by surgery, the current standard of care involves injectable somatostatin analogs. These therapies are associated with significant patient limitations and burdens. Currently, the first therapeutic treatment options are octreotide LAR, marketed by Novartis AG, or Novartis, which is administered monthly and intramuscularly using a large gauge needle, and lanreotide depot, another long-acting analog of somatostatin marketed by Ipsen SA, or Ipsen, which is administered monthly using a deep subcutaneous injection. Immediate release octreotide, while available, is more rarely used. For patients not controlled on these somatostatin analogs, the typical second line of treatment options (which may also be acceptably used as first line therapy) includes pegvisomant daily injections, marketed by Pfizer, Inc., or Pfizer, and pasireotide LAR, which is another somatostatin analog marketed by Recordati, which is administered monthly via intramuscular injection.

Current Injectable Treatment Options for Acromegaly
Product	Company	Route	Needle (length/gauge)	Status
Octreotide LAR	Novartis	Intramuscular	1.5”/19 or 20 G	Marketed
Lanreotide Depot	Ipsen	Deep Subcutaneous	0.79”/18 or 19 G	Marketed
Pasireotide LAR	Recordati	Intramuscular	1.5”/20 G	Marketed
Pegvisomant	Pfizer	Subcutaneous	1”/21-27 G	Marketed

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

A cross-sectional online study was conducted to understand the experience of acromegaly patients treated with somatostatin analog injections in the United States with stable disease (no change to SSA-based treatment in the past 12 months) and to compare patients’ perception with those of their healthcare provider, or HCP. Patients completed an online survey focusing on disease characteristics and management; symptoms; adverse reactions; general health; and the Acro-TSQ. Patients were also asked to provide contact information for their treating HCP who were contacted and asked to participate in a telephone interview about their patient and complete applicable portions of the Acro-TSQ. A total of 105 patients completed the online survey and 47 HCPs completed the interview.

Preliminary data from 65 acromegaly patients enrolled in this study were analyzed to understand the disease and treatment burden. The findings included:

•

Symptoms. 78% reported headaches, 80% reported fatigue/weakness, 69% had excessive sweating, 85% had joint pain, 83% had soft tissues swelling, 63% had carpal tunnel symptoms, 54% had vision problems, 66% reported snoring, and 86% reported forgetfulness, and short-term memory loss or feeling in a daze (referred to as “acro-fog”);

•	Injection Site Reactions. A significant number of patients (>30%; range: 31% to 41%) reported that the severity of their injection site reactions was moderate to severe;

•

GI Side Effects. 66% experienced GI side effects, lasting on average 11 days. 91% reported GI side effects affected daily life, 93% said they interfered with leisure activities, and 91% reported they interfered with work; and

•

Bother. Patients were bothered by the amount of time they experienced symptoms (100%), bothered by injection site reactions during the first few days (74%), the need to schedule injections (65%), and having to travel for injections (85%).

Data from this study were also utilized to understand how HCPs perceive their acromegaly patients’ treatment outcomes. A total of 30 HCPs (of the total of 47), who treated patients who were biochemically controlled (of the total of 105 patients), were interviewed. The key findings included:

•	Symptom Control. HCPs reported 27% of their patients were symptomatically well-controlled and 73% were partially controlled;

•

Symptoms. HCPs reported that a majority of their patients experienced fatigue/weakness/feeling tired (87%), joint pain (70%), and headaches (60%). 43% of their patients reported soft tissue swelling and 47% reported acro-fog; and

•	General Health. HCPs gave patients a mean general health rating of 73 (out of 100, where 100 is the best health possible).

Additional data on this study for all 47 acromegaly patients and their designated HCP included:

•	Symptoms reported by patients. 81% reported acro-fog, 81% reported joint pain, 79% reported soft tissue swelling, 77% reported fatigue/weakness, and 72% reported headaches;

•	Symptoms reported by HCPs. 92% of their patients report fatigue/weakness/tired, 75% report joint pain, and 62% report headaches; and

•

Concordance between patients and HCPs: There was poor agreement between patients and HCPs on the frequency, severity, and pattern of symptoms, as well as on the severity of injection site reactions and on multiple portions of the Acro-TSQ. In general, patients reported symptoms and injection site reactions more often and with higher frequency than HCPs.

Since injectable somatostatin analogs are used in other diseases beyond acromegaly, these limitations and burdens are also associated with the treatment of the other indications. If approved in acromegaly, we believe oral octreotide capsules have the potential to become a standard of care in these other indications.

Clinical Program for Octreotide Capsules in Acromegaly

United States Regulatory Pathway

We are seeking regulatory approval of octreotide capsules for the maintenance therapy of acromegaly in the United States utilizing the FDA’s 505(b)(2) regulatory pathway. The 505(b)(2) pathway enables us to rely, in part, on the FDA’s prior findings of safety and efficacy of an approved product, or published literature, in support of an NDA. In the case of octreotide capsules in acromegaly, the approved product to which our original NDA submission referred is the short-acting subcutaneous injectable formulation of octreotide that was the original product approved by the FDA before the long-acting formulation was developed. Since this formulation of octreotide was approved by the FDA in generic form and is therefore no longer proprietary, we are not aware of any third party from which we would be required to obtain any license or acquire any rights to commercialize octreotide capsules, if approved. As described in more detail below, we have completed two Phase 3 clinical trials and a series of Phase 1 clinical trials, including a trial to demonstrate that the systemic octreotide exposure from octreotide capsules, developed utilizing our TPE technology, is comparable to that of octreotide administered in the short-acting subcutaneous injectable formulation as well as a Phase 1 clinical trial to evaluate the bioactivity of octreotide capsules in healthy subjects.

In April 2016, the FDA issued a CRL to our original NDA. In the CRL, the FDA advised us that it did not believe our NDA had provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and be of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In December 2016, we were informed that the supplier had recently received its Establishment Inspection Report, or EIR, from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In June 2016, we participated in an End of Review meeting with the FDA where the FDA reiterated its concerns raised in the CRL. In the minutes from the End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design.

Special Protocol Assessment and CHIASMA OPTIMAL Phase 3 Clinical Trial

In August 2017, we reached agreement with the FDA under a SPA of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, designed to address the concerns previously raised in the CRL and support a potential resubmission of our NDA for octreotide capsules in acromegaly. The CHIASMA OPTIMAL trial, which we initiated in September 2017, was a randomized, double-blind, placebo-controlled, nine-month clinical trial conducted under the SPA. It enrolled 56 adult acromegaly patients (at least 20% of whom must be recruited from the United States) whose disease was biochemically controlled, based upon levels of insulin-like growth factor, IGF-1, a byproduct of increased GH levels caused by acromegaly, on injectable somatostatin analogs at baseline (average IGF-1 ≤ 1.0 x ULN). The patients were required to have confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 at that time of ≥ 1.3 x ULN. The patients in the trial were randomized on a 1:1 basis to octreotide capsules or placebo. Patients were dose titrated from 40 mg per day to up to a maximum of 80 mg per day, equaling two capsules in the morning and two capsules in the evening. Similar to the requirements of our first completed Phase 3 clinical trial and the MPOWERED trial, patients were required to take octreotide capsules at least one hour prior to a meal or two hours after a meal.

Patients who met predefined withdrawal criteria or withdraw from oral treatment in either treatment arm for any reason during the course of the trial were considered treatment failures; those patients were offered their original treatment of injections and monitored for the remainder of the trial. The primary endpoint of the study was the proportion of patients who maintain their biochemical response compared to placebo at the end of the nine-month double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 x ULN. In May 2018, we reached further agreement with the FDA under a SPA Agreement Modification letter providing that the hierarchical secondary endpoints that will be considered by the FDA in evaluating the totality of evidence for octreotide capsules treatment effect are:

•	Proportion of patients who maintain GH response at week 36 compared to screening;

•	Time to loss of response: IGF-1 > 1.0×ULN;

•	Time to loss of response: IGF-1 > 1.3×ULN; and

•	Proportion of patients requiring rescue treatment.

CHIASMA OPTIMAL Phase 3 Clinical Trial Design

We initiated the CHIASMA OPTIMAL trial in September 2017 and activated more than 50 clinical sites dedicated to the CHIASMA OPTIMAL trial. In July 2019, we announced positive top-line results from the CHIASMA OPTIMAL trial. In the trial:

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

•	All secondary endpoints were met.

•	78% of patients treated with octreotide capsules maintained their GH levels below 2.5 ng/mL at the end of the core study compared to 30% of patients treated with placebo (p = 0.001).

•	Median time to loss of response (IGF-1 >1.0 × ULN) was not reached (>36 weeks) for patients treated with octreotide capsules compared to 16 weeks for patients treated with placebo (p <0.001).

•	Median time to loss of response (IGF-1 ≥ 1.3 × ULN) was not reached (>36 weeks) for patients treated with octreotide capsules compared to 16 weeks for patients treated with placebo (p <0.001).

•

25% of patients treated with octreotide capsules required rescue medication with injectable somatostatin analogs (octreotide LAR or lanreotide depot) anytime throughout the study compared to 68% of patients treated with placebo (p = 0.003).

Additionally, 75% of patients on octreotide capsules completed the trial of which 90% elected to continue into the open label extension. However, the results of the extension phase are not required as the basis for an efficacy claim. In addition, in a pre-specified exploratory endpoint, mean IGF-1 values across all 28 patients treated with octreotide capsules (including primary endpoint non-responders per protocol), remained within normal limits with a 0.97 x ULN at the end of oral treatment versus 1.69 x ULN at the end of treatment for the patients on placebo.

In the CHIASMA OPTIMAL trial, octreotide capsules appeared safe and well tolerated in the trial patient population. No new or unexpected safety signals were observed. The overall number of treatment emergent adverse events, or TEAEs, was comparable between the octreotide capsules and placebo treatment groups, 64% versus 54%, respectively. Two patients on octreotide capsules and one patient on placebo discontinued treatment due to TEAEs. Two patients on octreotide capsules and one patient on placebo had serious adverse events, or SAEs, assessed as not related to study drug. Severe TEAEs as well as TEAEs of special interest (acromegaly symptoms) were more common in placebo treated patients than in patients treated with octreotide capsules. The following table summarizes the safety data observed in the CHIASMA OPTIMAL trial:

	Octreotide Capsules		Placebo
Subjects with:	n	%	n	%
At least one TEAE	28	100.0	27	96.4
Treatment-Related TEAE	18	64.3	15	53.6
SAEs	2	7.1	1	3.6
Treatment-Related SAEs	0	0.0	0	0.0
Severe TEAEs	3	10.7	7	25.0
TEAE Leading to Study Drug Discontinuation	2	7.1	1	3.6
TEAEs of Special Interest (acromegaly symptoms)	15	53.6	26	92.9

Accepted New Drug Application for MYCAPSSA®

Based on the positive results from the CHIASMA OPTIMAL trial, in December 2019, we resubmitted our NDA seeking approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly to the FDA. In January 2020, the FDA accepted for review the resubmission of the NDA as a complete response to deficiencies identified in the CRL to our original NDA and assigned an action date of June 26, 2020 under the PDUFA.

The CHIASMA OPTIMAL trial was conducted under SPA agreement with the FDA, which indicates that the FDA agreed that the design and planned analysis of the CHIASMA OPTIMAL trial results adequately address the objectives necessary to support a regulatory submission. However, a SPA is not a guarantee of regulatory approval. We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including the primary and all secondary endpoints, together with certain data from our other clinical trials of octreotide capsules, including but not limited to data related to the loss of biochemical response when switching from injectable somatostatin analogs to octreotide capsules, in evaluating our NDA. We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the clinical concerns raised by the FDA in its CRL to our original NDA submission and also that, with respect to our ongoing Phase 3 MPOWERED clinical trial, the FDA only expects to review safety data from the MPOWERED trial as part of its review of our NDA resubmission. Any future requirement by the FDA to submit additional data, including the efficacy data from our MPOWERED clinical trial may delay or prevent the review or approval of our NDA. While we believe our NDA resubmission includes a compelling data package, there can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of our NDA.

European Regulatory Pathway

We also plan to seek regulatory approval of octreotide capsules for the treatment of acromegaly in the European Union utilizing the hybrid application pathway. In addition to the clinical data we previously submitted to the

FDA in 2015, the EMA has advised us that a clinical trial demonstrating non-inferiority of octreotide capsules compared to injectable somatostatin analogs as active controls will be required prior to regulatory approval by EMA. We also anticipate that the EMA will expect to review the safety and efficacy data from the CHIASMA OPTIMAL trial in any MAA we may file. Our MPOWERED Phase 3 clinical trial protocol has been accepted by the EMA and we initiated this trial in March 2016.

MPOWERED Phase 3 Clinical Trial

Comparative effectiveness is an important regulatory consideration in the European Union. After agreeing to the clinical trial protocol with the EMA, we initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness.

This trial is called MPOWERED, Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections -Evaluation of REsponse Durability. This trial is an open-label, randomized, active-controlled study of octreotide capsules in patients who have been classified in the study as responders to a once-a-month injectable somatostatin analog based on criteria comparable to the criteria utilized in our first Phase 3 clinical trial. This trial is intended to demonstrate non-inferiority, comparing efficacy responses as between two randomized groups of patients who demonstrated response to octreotide capsules and was initially to enroll up to 150 patients. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the MPOWERED trial. The EMA requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. In June 2019, we completed enrollment of 146 total patients in the trial in the United States, Europe, Russia and other foreign countries. Each patient initially receives a daily dose of 40 mg of octreotide capsules, which is increased up to a maximum of 80 mg daily dose if lower doses are not effective. Similar to the requirements of our first completed Phase 3 clinical trial and the CHIASMA OPTIMAL trial, patients are required to take octreotide capsules at least one hour prior to a meal or two hours after a meal.

The primary efficacy endpoint for this trial is the proportion of patients who are biochemically controlled throughout the nine-month randomized-controlled phase measuring IGF-1 with responders defined as patients who achieve an IGF-1 level less than 1.3 times the ULN adjusted for age, the same IGF-1 efficacy criteria utilized in our first, completed Phase 3 clinical trial. Measurements of IGF-1 will be taken throughout the randomized phase of the trial and a time weighted average of these biochemical measures will be calculated. In addition, assessment of symptom control and patient reported outcomes are expected to be reported. The primary endpoint of the MPOWERED trial is the proportion of patients who are biochemically controlled throughout the randomized, controlled phase of the study, defined as a time weighted average of IGF-I < 1.3 ULN. In addition to measures of biochemical control, the MPOWERED trial is expected to provide data on the impact of treatment on acromegaly symptoms and patients’ quality of life through multiple validated instruments. Secondary and exploratory endpoints are designed to explore overall health assessments and whether more patients experience maintenance or improvement of acromegaly symptoms between treatments, both individually and as an overall composite score. The trial is also designed to generate data on when patients experience their acromegaly symptoms and any interference with work productivity and the ability to perform regular activities of daily living. The impact of octreotide capsules versus injectable treatment is also expected to be measured from a standpoint of gastrointestinal adverse events and the burden of receiving injections in a healthcare setting versus the fasting requirements of MYCAPSSA capsules.

In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol (IGF-1 <1.3 x ULN and GH<2.5 ng/mL). Responders to octreotide capsules were randomized (2:3) per protocol to either go back to their original long-acting injectable somatostatin analog or remain on octreotide capsules at the appropriate dose identified during the run-in phase and then followed for an additional nine months. After completing the randomized controlled phase, patients are offered the opportunity to participate in a withdrawal phase sub-study to assess evidence of active disease and the requirement for long term treatment. We expect that all eligible patients will have the option of entering an extension phase during which period these patients would receive octreotide capsules at the dose identified during the run-in phase.

Patients who did not respond during the run-in phase did not enter the randomized phase but were switched back to long-acting injectable somatostatin analog and followed for an additional three months or, in selected centers, were offered the opportunity to determine if they can respond to a combination of octreotide capsules with a second oral agent called cabergoline. Cabergoline is used for the treatment of mild acromegaly. It has a different mechanism of action and publications have suggested it may have an additive effect to somatostatin analogs. This sub-study, which the EMA did not accept as part of the final protocol for comparative effectiveness, is unlikely to be sufficient to gain regulatory approval for the combination of both drugs but may provide useful information to physicians.

MPOWERED Phase 3 Design to Support EMA Application

In late 2016, the FDA advised us that the MPOWERED clinical trial will not be sufficient to address the concerns identified by the FDA in the CRL. Consequently, we modified certain elements of the MPOWERED study in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL trial, which was designed to address the FDA’s concerns, and produce data packages that could be suitable for submission in both the United States and the European Union. We completed enrollment in the MPOWERED trial in June 2019 and expect to release top-line data from the trial in the fourth quarter of 2020. Subject to FDA approval of our NDA resubmission, if obtained, and assuming positive data from the MPOWERED trial, we expect to submit our MAA to the EMA in the first half of 2021 seeking marketing approval of MYCAPSSA as a maintenance therapy for adult patients with acromegaly in the European Union.

First Completed Phase 3 Clinical Trial

In March 2012, we initiated a Phase 3 multi-center, open-label, baseline-controlled clinical trial to evaluate the safety and efficacy of octreotide capsules in patients with acromegaly who responded to and tolerated treatment with somatostatin analogs. We completed this trial in November 2014 and the results were published in the Journal of Clinical Endocrinology & Metabolism in February 2015 and presented at the Endocrine Society’s Annual Meeting in March 2015. In addition, the results were submitted with our original NDA for octreotide capsules in June 2015. In the CRL to our NDA, the FDA expressed concerns regarding certain aspects of the company’s single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In the minutes from our End of Review Meeting, the FDA indicated that some of its concerns could potentially be addressed through a placebo-controlled study design, which we have sought to address with the CHIASMA OPTIMAL trial.

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

Reduced Number of Acromegaly Symptoms at Conclusion of Phase 3 Trial

(Fixed Dose Population (n = 110))

The safety profile of octreotide capsules in the trial was consistent with the known safety profile of octreotide and the disease burden of acromegaly, with the most common adverse events observed in the gastrointestinal system, such as nausea and diarrhea, the nervous system, such as headaches, and the musculoskeletal system, such as joint pain, but without adverse injection-site reactions. No new or unexpected safety signals were observed in the study. While the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the End of Review meeting minutes that the size, duration, dropout rate and absence of a control group in this Phase 3 clinical trial were factors limiting an overall safety assessment.

We only performed statistical analysis on the symptom reductions for this Phase 3 trial of octreotide capsules in acromegaly and did not perform statistical analysis related to the biochemistry, specifically the reduction in GH and IGF-1 levels.

Completed Phase 1 Clinical Trials of Octreotide Capsules

Together with a group of academic collaborators, we conducted a series of Phase 1 clinical trials to demonstrate that the bioavailability of octreotide capsules, developed utilizing our TPE technology, is comparable to the bioavailability of octreotide administered in the short-acting subcutaneous, or sc, formulation. These trials demonstrated similar pharmacokinetics for octreotide capsules and octreotide 0.1 mg sc injection and that a 20 mg oral dose of octreotide capsules produced systemic exposure comparable to octreotide 0.1 mg sc injection in healthy volunteers. There was no effect of route of administration on octreotide elimination, and the mean elimination half-life (t1/2) was comparable with the two treatments. However, these studies also demonstrated that the bioavailability of octreotide capsules is approximately 90% lower when it is taken with a high-fat meal rather than in the fasted state. Accordingly, our CHIASMA OPTIMAL and MPOWERED clinical trials require patients to take octreotide capsules at least one hour prior to a meal or two hours after a meal.

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

Other Potential Indications for Octreotide Capsules

If we receive regulatory approval for octreotide capsules in acromegaly, we plan to pursue the development of octreotide capsules in at least one other indication. At this time, we do not currently have the personnel or financing to simultaneously pursue the development of octreotide capsules in indications other than acromegaly.

Our Proprietary Transient Permeability Enhancer Technology Platform

Our Transient Permeability Enhancer, or TPE®, technology is a proprietary platform, developed internally by us, that enhances the absorption through the intestinal wall of drugs that otherwise would not be absorbed efficiently by that route. Using our TPE technology, we can transiently and reversibly open the so-called tight junctions between the cells lining the inner intestinal wall, enabling drug molecules to be absorbed intact. Our TPE formulation is a suspension of water-soluble particles containing a precise combination of medium-chain fatty acid salts and drug substance in a fat-soluble medium. In creating a TPE formulation, we make no chemical modifications to the drug substance.

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

Our TPE Platform

Although not sufficiently staffed or financed to do so, if octreotide capsules are approved in acromegaly, we may seek to use our TPE platform to develop other oral medications to help improve the lives of patients suffering from other debilitating diseases that are currently being treated with injectable therapies. If we pursue new peptide-based drugs to develop using our TPE platform, to potentially reduce the development time and expenses and overall level of investment required, where possible, we may focus our efforts on drugs for which we may utilize the FDA’s 505(b)(2) regulatory pathway in the United States and the hybrid application pathway in the European Union. In March 2017, the Tufts Center for the Study of Drug Development reported that the FDA’s 505(b)(2) regulatory pathway for new drug applications in the United States has not led to shorter approval times. With octreotide capsules, we brought a TPE-based product candidate from concept to the first clinical trial within 18 months and then initiated our first Phase 3 clinical trial approximately two years later.

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

Commercialization Strategy

We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties. If approved, we expect to commercialize octreotide capsules ourselves in the United States employing a strategy that differentiates our product and is tailored to the needs of patients and their physicians. We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 patient care centers. Patients with acromegaly undergoing treatment in the United States are generally treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. Accordingly, we believe that the U.S. market for MYCAPSSA capsules is addressable with a small orphan drug customer facing team ranging between 30 to 50 employees that includes case managers, sales representatives, nurse educators, and account managers. During 2019 and early 2020, in preparation for a potential commercial launch of MYCAPSSA capsules in the United States during the fourth quarter of 2020, pending the approval by the FDA of our NDA and either of the planned prior approval manufacturing supplements, we began implementing commercial launch readiness plans, including (i) expanding our organization with new key employees with expertise in marketing, sales, market access, patient services and product reimbursement and distribution in particular for rare diseases and (ii) developing our commercial capabilities, including commencing the establishment of internal systems and infrastructure to support a commercial sales organization and patient-focused programs and appropriate quality systems and compliance policies and procedures. In anticipation of receiving marketing approval from the FDA, we are building a focused in-house sales and marketing organization to identify pituitary specialists and community endocrinologists who comprise the top prescribers of therapies for acromegaly and are preparing to market octreotide capsules to these physicians.

Prior to the receipt of the CRL, we conducted market research with endocrinologists, nurses and patients with acromegaly and other pre-commercial activities in the United States to better understand satisfaction levels and key unmet needs with respect to current treatments for acromegaly and to build awareness of octreotide capsules. In surveys commissioned by us, more than 80% of patients with acromegaly expressed a preference for an oral treatment, and endocrinologists surveyed predicted that an oral treatment would ultimately become the preferred treatment option. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians. To assess the attitudes of commercial third-party payors toward reimbursement for octreotide capsules, in 2019 and 2020 we conducted two separate research projects with payers and pharmacy benefit managers, or PBMs to determine likely coverage and access for octreotide capsules. The project results indicated that oral octreotide would be covered similarly to injectable somatostatin analog products assuming pricing and any contracting was in a range comparable to existing therapies. Additional U.S. payor and pricing research, among other considerations, may be conducted to inform our pricing and commercialization strategy if our NDA for octreotide capsules in acromegaly is approved.

We believe that the potential clinical benefits of oral octreotide capsules and preferences of patients and healthcare professionals for an oral therapy together with our planned patient-centric approach could enable octreotide capsules, if approved, to change the standard of pharmacological care in the management of patients with acromegaly.

Subject to FDA approval of our NDA resubmission and assuming positive data in our ongoing Phase 3 MPOWERED clinical trial, we plan to submit an MAA to the EMA in the first half of 2021 seeking authorization to commercialize octreotide capsules in the European Union as a maintenance therapy for adult patients with acromegaly. We plan to explore the strategic merits of collaboration opportunities for commercializing octreotide capsules in the European Union and the rest of the world in order to maximize the availability of the product candidate, if approved, to patients. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets.

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

In order to have oral octreotide capsules available to support our planned commercial launch in the fourth quarter of 2020, we expect to submit for FDA review two prior approval manufacturing supplements to our NDA for our commercial sources of generic active pharmaceutical ingredient, or API, octreotide acetate. During 2020, we expect to have a total of three manufacturing sites qualified for commercial supply of API located in the United States, Israel and Switzerland.

The first manufacturing site, and the only one currently referenced in our NDA resubmission, is a small-scale manufacturing site of our secondary commercial API manufacturer. This site was also included in our original NDA. We do not currently plan to procure commercial API from this small-scale manufacturing site.

The second and third API manufacturing sites are larger-scale manufacturing sites that we plan to use to produce commercial supply of octreotide capsules. One of these sites is a new site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission, and the other site belongs to our primary commercial API manufacturer and was included in our original NDA. We did not reference these two larger-scale manufacturing sites in our recent NDA resubmission. At the time of our NDA resubmission, our primary commercial API manufacturer was in the process of resolving outstanding observations from a recent regulatory inspection of its site. To allow for further time to resolve the observations, we decided not to reference this site in our NDA resubmission. The inspection was closed by the regulator in February 2020. In addition, we did not reference the other larger-scale manufacturing site in our NDA resubmission because that allowed us to seek and obtain the FDA’s designation of our NDA resubmission as a Class 2 resubmission. The benefit of a Class 2 designation is a six-month review cycle and, accordingly, the FDA assigned a June 26, 2020 PDUFA target date, which is a six-month review.

If we obtain marketing approval of octreotide capsules from the FDA, we expect to submit to the FDA a prior approval manufacturing supplement for each of these two larger-scale manufacturing sites to reference them in our NDA. In anticipation of FDA approval of our NDA resubmission, we are currently procuring API from these two larger-scale manufacturing sites. Subject to FDA’s timely approvals of the NDA and either of the two planned prior approval manufacturing supplements, we expect to have oral octreotide capsules available to support our planned commercial launch in the fourth quarter of 2020.

In addition to these three manufacturing sites, we expect our primary commercial API manufacturer to scale-up and qualify a separate larger manufacturing site to meet our longer-term commercial requirements of octreotide acetate.

All excipients, or substances formulated together with the API, used in manufacture of octreotide capsules are obtained by our CMOs from third-party suppliers. The octreotide API is formulated with our TPE technology by Lyophilization Services of New England Inc. and filled into capsules, enteric-coated and blister packed by Capsugel, a division of Lonza, in Scotland. Almac Pharma Services Limited in Northern Ireland provides finished packaging and release services. All manufacturers periodically undergo inspections by regulatory authorities.

Octreotide capsules are intended to be refrigerated and our NDA includes stability information supporting 36 months under these storage conditions. We have also obtained data regarding additional one-month storage at room temperature. The FDA has previously indicated that the testing parameters for our control strategy and product release and stability specifications are acceptable. The manufacturing process for the API has been validated at both of our API manufacturers and octreotide capsules manufactured at our CMOs as well as final product packaging has also been validated. In the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA. In December 2016, we were informed that the supplier had recently received its EIR from the FDA. The receipt of the EIR is an indication that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of our NDA resubmission seeking approval of octreotide capsules in acromegaly or the prior approval manufacturing supplements to the NDA that we expect to submit following the expected June 26, 2020 PDUFA date, if our NDA is approved.

If we obtain marketing approval for MYCAPSSA capsules from the FDA, we plan to establish a distribution channel in the United States utilizing third-party logistics and one or more specialty pharmacies to distribute product directly to patients who have been prescribed octreotide capsules.

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

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Recordati markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. Generic versions of these drugs may also bring additional competition to the treatment landscape. For example, while octreotide LAR and lanreotide currently have no generic competitors in the United States, generic versions are available in some markets in the EU. In addition, we are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but most involve administration via injection. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Camurus AB received FDA approval of its IND in June 2019 to initiate a Phase 3 acromegaly trial. MidaTech Pharma PLC also conducted its first in human study and also recently initiated a Phase 1 study of Q-Octreotide (MTD201), Midatech’s injectable treatment for acromegaly built on its Q-Sphera sustained release platform technology. In 2019, Crinetics Pharmaceuticals, Inc. announced the initiation of two Phase 2 clinical trials to evaluate the safety and efficacy of CRN00808 in acromegaly patients. CRN00808 is a nonpeptide somatostatin agonist designed to be taken orally once per day. In May 2017, Dauntless Pharmaceuticals, Inc., a privately held biopharmaceutical company, announced positive results from its two-part, Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-LRx, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. In January 2020, Rani Therapeutics (RaniPillTM capsule containing octreotide) announced the completion of a Phase 1 study in 58 healthy volunteers, indicating that the RaniPill performed as designed. Per published reports, Rani Therapeutics plans to conduct a head-to-head study in acromegaly patients and demonstrate equivalence or non-inferiority to the injectable version of octreotide sc. We are also aware that Strongbridge Biopharm (valdoreotide, or COR-005) may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of the other product candidates in development for acromegaly receive regulatory approval in a similar timeframe as, our octreotide capsules, or demonstrate superior clinical results to octreotide capsules, we may encounter significant difficulties with our commercial launch of octreotide capsules, if approved.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to compositions, methods of treatment, and dosage regimens identified in the course of our business. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We seek to obtain domestic and international patent protection and endeavor to promptly file patent applications for new commercially valuable inventions.

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

Patents

As of March 9, 2020, our patent portfolio includes a total of eight utility patents issued in the United States; patents issued in foreign jurisdictions; patent applications pending in the United States; and patent applications pending in various foreign jurisdictions. Some of these patents and patent applications include narrow and broad claims directed to polypeptide compositions including octreotide compositions formulated with our TPE technology; capsules containing such compositions; methods of treatment using such compositions; and methods of making various compositions with our TPE technology. This patent family includes three issued U.S. patents with claims directed to enteric-coated oral dosage form comprising octreotide compositions, capsules containing octreotide compositions, and methods of treating various conditions with related octreotide compositions. Other patents in this family have issued in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, New Zealand, Russia, South Africa, and the United Kingdom, and patent applications are pending in other jurisdictions, including Brazil, Canada, China, Europe, Israel and Korea, Mexico, Russia, Australia, and Japan. Patents in this family are expected to expire in 2029, absent any adjustments or extensions. This patent family includes an issued U.S. patent with claims relating to enteric-coated oral dosage form comprising polypeptide compositions.

We also own a family of patent applications directed to a dosage regimen for octreotide and also directed to methods of treating acromegaly with certain octreotide-containing compositions and dosage regimens, which has entered the National Phase of the Patent Cooperation Treaty, or PCT. This patent family includes an issued U.S. patent directed to specific methods of using octreotide capsules and is due to expire in 2036, absent any adjustments or extensions. There are corresponding pending applications in the United States and abroad all of which are expected to expire in 2036, absent any adjustments or extensions.

We also own a family of patent applications directed to oral octreotide combinations, which has entered the National Phase of the PCT. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this PCT application are expected to expire in 2035, absent any adjustments or extensions.

Additionally, we own two U.S. utility patents directed to proprietary packaging for distribution of octreotide capsules which are expected to expire in 2035, absent any adjustments or extensions. We also own two U.S. design patents, which have been granted in several other jurisdictions and are expected to expire in the U.S. in 2030 and 2033, absent any adjustments or extensions, and we have a pending US design patent application.

Finally, we own two families of patents application directed to further uses of our TPE technology which have entered the National Phase of the PCT. Patents issuing from any U.S. nonprovisional and foreign-filed applications claiming priority to this PCT application are expected to expire in 2037, absent any adjustments or extensions.

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

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data or the contract research organization that aggregated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt and within 30 days of receipt for an NDA resubmission. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months from the receipt of an NDA for a non-new molecular entity in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the receipt of an NDA resubmission in response to a CRL where new clinical data is required. The FDA does not always meet its PDUFA goal dates for standard NDAs or NDA resubmissions, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing (or an NDA resubmission is accepted as a complete response), the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

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

FDA’s NDA Resubmission Policy Following a Complete Response Letter

Under the FDA’s policies and procedures, an NDA that is resubmitted following the issuance of a CRL will be evaluated by the FDA to determine whether the resubmission addresses all of the deficiencies raised in the CRL. If so, the FDA will classify the resubmission as either Class 1 or Class 2. The FDA will review and act on Class 1 resubmissions within two months of the NDA receipt date and on Class 2 resubmissions within six months of the NDA receipt date. Based on the positive results from the CHIASMA OPTIMAL trial, we resubmitted our NDA, seeking approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly to the FDA. In January 2020, the FDA accepted for review the resubmission of the NDA as a complete response to deficiencies identified in the CRL to our original NDA and assigned an action date of June 26, 2020 under the PDUFA. If we obtain marketing approval of octreotide capsules from the FDA, we plan to submit two prior approval manufacturing supplements to qualify two large-scale API manufacturing sites from which we are currently procuring API for our planned commercial use. According to recent regulatory guidelines, prior approval manufacturing supplements are reviewed by FDA with four-month PDUFA review goals, which may be extended to six-months if FDA elects to inspect the manufacturing site. However, there can be no assurance that the FDA will review and approve these supplements in a timely manner or at all.

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

Our product candidate, octreotide capsules, is based upon an already approved version of the same drug in an immediate-release formulation for subcutaneous injection, rather than a new chemical entity product candidate. Accordingly, we expect to be able to rely on information from previously conducted studies involving the immediate-release subcutaneous octreotide product in our clinical development plans and our NDA resubmission.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely on third parties for the production of clinical quantities of octreotide capsules and expect to rely on third parties for the production of commercial quantities of our octreotide capsules, in both cases in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes in some of the conditions established in an approved NDA, including changes in manufacturers, manufacturing processes or manufacturing facilities, require submission and FDA review and approval of a supplement to the approved NDA before the changes can be implemented. For example, if we obtain marketing approval of octreotide capsules from the FDA, we plan to submit two prior approval manufacturing supplements to qualify two large-scale API manufacturing sites from which we are currently procuring API for our planned commercial use. The FDA review process of supplements for proposed changes in manufacturers, manufacturing processes or manufacturing facilities may require four to six months or longer to complete and may involve cGMP compliance inspections of manufacturing facilities. There can be no assurance that our two planned prior approval manufacturing supplements will be reviewed and approved in a timely manner or at all.

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

Other Regulatory Matters

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. For example, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, and notifying trading partners and FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a two-dimensional data matrix barcode that can be read by humans and machines.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Alternatively, orphan drug designation may be available if the disease or the condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States. A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Octreotide capsules have been granted orphan designation in the United States for the treatment of acromegaly.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval of the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior over the approved product with orphan exclusivity on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity adds six months of exclusivity, which runs from the end of other exclusivity protection and patent term, and may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

The Federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent. This statute has been interpreted to prohibit presenting claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the Federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the Federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the Federal False Claims Act and certain states have enacted laws modeled after the Federal False Claims Act.

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

The ACA included a provision commonly referred to as the Sunshine Act, which requires certain pharmaceutical manufacturers to track and report annually certain financial arrangements with physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, including any “transfer of value” provided, as well as any ownership or investment interests held by physicians and their immediate family members. Covered manufacturers are required to submit reports to CMS by the 90th day of each subsequent calendar year. The information reported is publicly available and searchable on the CMS website. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. There are also an increasing number of state and foreign laws that require manufacturers to make reports to states or foreign governments on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, federal or foreign authorities. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. We are engaging in significant efforts to establish systems and processes in order to comply with these laws and regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties.

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

In addition to HIPAA and HITECH, other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. For example, in June 2018 California enacted the California Consumer Privacy Act which took effect on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, provides civil penalties for violations, and creates a private right of action and statutory damages for victims of data breaches. Other states, including the state of Washington, are considering similar laws or other laws that regulate specific types of personal information, including biometric data. Many state laws that govern the privacy and security of health information in certain circumstances differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Various foreign countries also have, or are developing, laws governing the collection, use and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to modify, repeal, or replace elements of the ACA. Thus, the full impact of the ACA, or any law replacing elements of it, on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional congressional action is taken. In January 2013, former President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

European Union Drug Development

In the European Union, octreotide capsules and any future product candidates we may develop will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if marketing authorizations from the competent regulatory agencies have been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

On April 16, 2014, the European Commission adopted Clinical Trial Regulation EU No. 536/2014 in an effort to ensure that the rules for conducting clinical trials in the EU will be identical. The new regulation, among other things, will implement a streamlined application procedure with a single entry point for review, harmonize the process for assessing applications for clinical trials, simplify reporting procedures, and increase transparency regarding clinical trials and their outcomes. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will come into effect in 2020 with a three-year transition period. Until then, the current law, Clinical Trials Directive 2001/20/EC, continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, such as octreotide capsules, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy and whether the product has a positive benefit to risk profile.

The approval process and requirements governing the conduct of clinical trials, drug review and approval, product licensing, pricing and reimbursement vary greatly from place to place. FDA approval is no guarantee of approval of the same product in the EEA and other foreign territories, either at all or within the same timescale as approval may be granted within the United States.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of March 9, 2020, we had 48 full-time employees located in the United States and in Israel. While none of our employees are represented by a labor union or party to any collective bargaining agreement, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by extension orders issued by the Israel Ministry of Economy (previously the Israeli Ministry of Trade, Industry and Labor).

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

Although we experienced two separate reductions in force in 2016 aggregating greater than 60% of our workforce following our receipt of the CRL, we have never experienced any employment-related work stoppages and believe our relationship with our current employees is good.

Research and Development

During the year ended December 31, 2019, our total research and development expense was $22.5 million compared to $22.4 million and $17.9 million in the years ended December 31, 2018 and 2017, respectively. The increase in 2019 was primarily due to an increase in manufacturing, and regulatory costs offset by a decrease in clinical trial costs. The increase in 2018 was primarily due to increased costs related to the CHIASMA OPTIMAL clinical trial which we initiated in September 2017, and the MPOWERED trial and were partially offset by reduced personnel costs associated with the transition of our former Chief Development Officer from a full-time employee to a member of the board of directors of both our company and our Israeli subsidiary.

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2001. Our principal executive offices are located at 140 Kendrick Street, Building C East, Needham, MA 02494 and our telephone number is (617) 928-5300. Our website address is www.chiasmapharma.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov. The information contained on our website, or that can be accessed through our website, is not a part of this annual report on Form 10-K and is not incorporated by reference into this Form 10-K.

We own various U.S. federal and foreign trademark registrations and applications, as well as pending and unregistered trademarks and service marks, including “CHIASMA”, “TPE”, “MYCAPSSA”, “MYCAPSSA logo”, “ACROMEGALY.CARE plus logo”, “TPE logo”, “CAPS plus logo” and “CHIASMA logo” for our corporate logo. “CHIASMA”, “MYCAPSSA”, “TPE”, CHIASMA logo, ACROMEGALY.CARE plus logo and CAPS plus logo are U.S. federal trademarks registered to Chiasma, Inc. All trademarks or trade names referred to in this Form 10-K including those of third parties are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. During 2018 we obtained a copyright registration in the United States for our Acro-TSQ.

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

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

In light of our receipt of a Complete Response Letter, or CRL, from the United States Food and Drug Administration, or the FDA, in April 2016 regarding our original New Drug Application, or NDA, for octreotide capsules for the maintenance treatment of U.S. adult patients with acromegaly, despite our receipt of a Special Protocol Assessment, or SPA, for our CHIASMA OPTIMAL Phase 3 clinical trial, positive results from the CHIASMA OPTIMAL trial and acceptance by the FDA of the resubmission of our NDA for review, the approvability of octreotide capsules is uncertain and we may never obtain regulatory approval in the United States, which would jeopardize our viability as a business.

In June 2015, we submitted an NDA to the FDA for the marketing and sale of octreotide capsules for the maintenance therapy of adult patients with acromegaly. On the Prescription Drug User Fee Act, or PDUFA, date of April 15, 2016, the FDA issued a CRL regarding the NDA, indicating that their review was complete and the NDA was not ready for approval in its present form. In its CRL, the FDA advised us that it did not believe our application provided substantial evidence of efficacy to warrant approval and advised us that we would need to conduct another clinical trial in order to overcome this deficiency. The FDA expressed concerns regarding certain aspects of our single-arm, open-label Phase 3 clinical trial and strongly recommended that we conduct a randomized, double-blind and controlled trial that enrolls patients from the United States and is of sufficiently long duration to ensure that control of disease activity is stable at the time point selected for the primary efficacy assessment. In addition, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval. In addition, while the FDA did not note any safety concerns related to octreotide capsules in the CRL, it subsequently indicated in the minutes from our June 2016 End of Review meeting that the size, duration, dropout rate and absence of a control group in our Phase 3 clinical trial were factors limiting an overall safety assessment.

In the End of Review meeting, we discussed the concerns raised by the FDA in the CRL, and in the meeting minutes, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could address some of the FDA’s concerns. In August 2017, we reached agreement with the FDA under its SPA procedures of a new Phase 3 clinical trial of octreotide capsules in adult acromegaly patients, which includes a placebo control. This clinical trial was designed to address the concerns previously raised in the CRL and support a potential resubmission of our NDA for octreotide capsules as a treatment for acromegaly. In May 2018, we received a SPA Agreement Modification Letter from the FDA agreeing to our proposed modification to the hierarchical set of secondary endpoints. We refer to this Phase 3 trial, which we initiated in September 2017, using the acronym CHIASMA OPTIMAL.

In July 2019, we reported statistically significant top-line data from the CHIASMA OPTIMAL trial. Based on the positive results from the CHIASMA OPTIMAL trial, we resubmitted our NDA seeking approval of octreotide capsules as a maintenance therapy for adult patients with acromegaly to the FDA. In January 2020, the FDA accepted for review the resubmission of the NDA as a complete response to deficiencies identified in the CRL and assigned a target action date of June 26, 2020 under the PDUFA. The time provided for the NDA review could take longer than we expect, including if the FDA requires us to submit additional data, such as efficacy data from our MPOWERED clinical trial. Although we currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the target PDUFA date, regulatory outcomes are inherently uncertain and, in the event of a delay, we may not have the sufficient capital resources necessary to fund our operations. Further, we may not have sufficient capital resources to fund any additional trials that the FDA may require as a condition to approval.

We also cannot provide any assurance that the data from the CHIASMA OPTIMAL trial are sufficiently positive to support U.S. regulatory approval of octreotide capsules for the maintenance therapy of adult patients with acromegaly. Varying interpretations of the data obtained from nonclinical and clinical testing or manufacturing of our product candidates could delay, limit or prevent regulatory approval of octreotide capsules. Of note, in July 2014, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively Roche, elected to terminate our license agreement for octreotide capsules after reviewing the data from the seven-month core treatment period of our first Phase 3 clinical trial of octreotide capsules and after a May 2014 pre-NDA meeting with the FDA. Roche cited no reason for its decision in its formal notice of termination but stated publicly at the time that it had elected to make this decision after receiving additional information about our first Phase 3 clinical trial and after further consultation with regulatory authorities. Subsequent to this decision, we independently met with the FDA to discuss the clinical development of octreotide capsules, including the first Phase 3 clinical results from the six-month extension phase of the clinical trial (in addition to the seven-month core data provided by Roche in May 2014). At this meeting, the FDA advised us that it had not identified an issue that would preclude us from submitting an NDA for review. However, the FDA also advised us that interpreting efficacy from a voluntary long-term extension study is subject to limitations and therefore the data at the seven-month time point in our first Phase 3 clinical trial would carry more weight in the efficacy evaluation than the extension data. The FDA also informed us that, in its view, a single-arm study was not as informative as a controlled study such as an active control trial using a non-inferiority design, and that the interpretability of the efficacy findings we submitted in our NDA from our single-arm study, and whether these findings would be robust enough to warrant approval, would be review issues as the FDA evaluated our NDA. In April 2016, the FDA issued a CRL.

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

Even though our Phase 3 CHIASMA OPTIMAL trial was conducted under a SPA agreed to with the FDA, we cannot guarantee that the design of, or data collected from, this trial or any of our clinical trials will be sufficient to support approval of an NDA.

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

Further, the results from the CHIASMA OPTIMAL trial, a double-blind, placebo controlled clinical trial, may not be sufficiently robust to support the approval of our NDA resubmission. In particular, the CHIASMA OPTIMAL trial had a relatively small sample size, 56 patients enrolled, and therefore the FDA has indicated that missing data, which might be only a few measurements, may raise questions about data quality and may, ultimately, invalidate the trial results.

We anticipate that the FDA will review the totality of the data collected from the CHIASMA OPTIMAL trial, including both primary and secondary endpoints, including but not limited to data related to the loss of biochemical response when switching from injectable somatostatin analogs to octreotide capsules, together with certain data from our other clinical trials of octreotide capsules, in evaluating octreotide capsules treatment effect in our NDA resubmission and determining whether to grant approval. Therefore, our achievement of the primary endpoint and all secondary endpoints in the CHIASMA OPTIMAL trial alone may not be sufficient to support approval. Not all endpoints measured in our clinical trials may be supportive of octreotide capsules’ efficacy or safety.

We also anticipate that the FDA will review whether the data collected from CHIASMA OPTIMAL and our other clinical trials are sufficiently robust to support the interpretability of these analyses, in determining whether to approve our NDA resubmission. Consequently, there can be no assurance that the data collected from the CHIASMA OPTIMAL trial will be sufficient to support approval of our NDA for the marketing and sale of octreotide capsules. If the data from CHIASMA OPTIMAL are insufficient to support approval of our NDA, our ability to continue as a standalone business could be materially impaired and we may need to cease operations.

We are substantially dependent on the regulatory approvals and subsequent commercial success of octreotide capsules for the treatment of acromegaly in the United States and European Union, both of which may never occur or may be substantially delayed.

We are a clinical, late-stage biopharmaceutical company with no products approved by regulatory authorities or available for commercial sale. As a result, our potential to generate future revenues is currently dependent upon our ability to obtain regulatory approval and achieve commercial success of octreotide capsules for the treatment of acromegaly in the United States and European Union. Our receipt of a CRL from the FDA to our NDA for octreotide capsules and the requirement to conduct an additional Phase 3 clinical trial to address the concerns raised in the CRL has resulted in a significant delay in our ability to commercialize octreotide capsules in the United States, if we are ever able to obtain U.S. regulatory approval at all.

Our NDA resubmission that was accepted by the FDA for review in January 2020 references one small-scale manufacturing site for the active pharmaceutical ingredient, or API, in octreotide owned by our planned secondary commercial API manufacturer. This site was also included in our original NDA. However, we do not expect to procure commercial API from this manufacturing site for our planned commercial launch. Accordingly, even if we obtain FDA approval of our NDA, in order to commercially launch octreotide capsules, following the

June 26, 2020 PDUFA date, we plan to submit to the FDA a prior approval manufacturing supplement to the NDA to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites that was included in our original NDA. We also plan to concurrently file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. These two manufacturing sources were not referenced in our December 2019 NDA resubmission in order to allow for further time for the additional API manufacturer not referenced in the NDA resubmission to resolve observations from a recent regulatory inspection and to allow us to seek the FDA’s designation of the resubmission of the NDA as a Class 2 resubmission entailing a six-month review period, which designation we obtained from the FDA in January 2020. Assuming we obtain the FDA’s approval of our NDA, in order to have oral octreotide capsules available for our planned commercial launch in the fourth quarter of 2020, we must also obtain the FDA’s approval of either one of our two planned prior approval manufacturing supplements in a timely manner or our planned commercial launch could be prevented or substantially delayed. The review of any prior approval manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such prior approval manufacturing supplement and prevent or delay our planned commercial launch. The timing of the FDA’s review process related to our planned prior approval manufacturing supplements and the outcome of such reviews are inherently uncertain, and we can provide no assurances that either planned prior approval manufacturing supplement will be approved in a timely manner or at all.

Even if we receive regulatory approval of our NDA resubmission and one or both of our planned prior approval manufacturing supplements, the timing and success of the commercial launch of octreotide capsules in the United States is dependent upon a number of factors, including, but not limited to, hiring and retaining sales, marketing and other commercial personnel, implementing internal systems and infrastructure in order to support a commercial sales organization and establish patient-focused programs, obtain pricing and reimbursement, the timely production and delivery of sufficient quantities of commercial drug product (especially since we have only recently provided our commercial suppliers with purchase orders and initial forecasts regarding anticipated commercial supply requirements) implementation of a distribution infrastructure, the efficacy and safety data from our clinical trials, particularly our MPOWERED Phase 3 clinical trial from which we expect to report topline data in the fourth quarter of 2020 comparing the safety and efficacy of octreotide capsules to the current standard of care somatostatin analog injections, and the competitive landscape. In addition, the FDA may introduce significant restrictions to the label for octreotide capsules, if approved, in an effort to address the concerns it raised in the CRL and the End of Review meeting or to address findings in the CHIASMA OPTIMAL trial or the MPOWERED clinical trial. Any such restrictions or concerns about efficacy within the medical community could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States in the future.

In the event that the CHIASMA OPTIMAL trial is not interpreted to be successful by the FDA, or we are otherwise unable to obtain U.S. regulatory approval for the marketing and sale of octreotide capsules, we may not be able to ever reach or achieve profitability, or even commercial viability, based solely on the prospects of marketing authorization approval of octreotide capsules in the European Union. Further, the MPOWERED trial, even if successful, may no longer be sufficient evidence to warrant EMA approval of octreotide capsules as we expect that any failure to achieve U.S. regulatory approval to commercialize octreotide capsules may reduce the likelihood of approval of octreotide capsules by the EMA. Our potential for financial success in the European Union as a standalone market will largely be dependent upon our ability to raise significant additional capital at least through the MAA approval date, which is uncertain, to obtain timely and adequate pricing and reimbursement approval for octreotide capsules from countries comprising the European Union, if approved, to achieve market acceptance of octreotide capsules in the European Union, to build our commercial infrastructure and distribution capabilities in the European Union, and to grow the octreotide capsules business in the European Union and other ex-U.S. markets to a certain scale. As such, there can be no assurance that the commercialization of octreotide capsules or our business plans are at all viable in the absence of FDA approval of octreotide capsules.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize virtually all of our efforts and financial resources as we continue to pursue the approval of octreotide capsules in the United States and European Union, and subsequent commercialization of octreotide capsules, if approvals are obtained. The success of octreotide capsules, if our NDA and one or both of our planned prior approval manufacturing supplements are approved, will depend on several factors, including:

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

•

our ability, and the ability of our third-party manufacturers and other vendors, to maintain compliance with regulatory requirements, including cGMPs, and taking other measures satisfactory to the FDA; and

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

If we are not able to obtain required regulatory approvals for octreotide capsules, particularly in the U.S., including our planned prior approval manufacturing supplements to our NDA, we will not be able to commercialize this product candidate and our ability to generate revenue or profits, raise future capital, or continue as a standalone business could be materially impaired.

In April 2015, the FDA issued a CRL regarding our NDA for octreotide capsules for the maintenance therapy of acromegaly, indicating that the NDA was not able to be approved during this review cycle and strongly recommending that we conduct a randomized, double-blinded, controlled trial. In the End of Review meeting, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial.

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our second Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, which is referred to as MPOWERED and was initiated in March 2016, is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients in Europe, Russia, the United States and certain other countries. This clinical trial is currently designed to show comparative effectiveness as required by the EMA, to support submission of an MAA and potential approval. The FDA advised us that positive data from the ongoing MPOWERED clinical trial, if obtained, would not be sufficient to address the concerns identified by the FDA in the CRL. Shortly following the receipt of this information, we commenced the SPA process with FDA for the Phase 3 CHIASMA OPTIMAL clinical trial. Even though we believe the CHIASMA OPTIMAL trial was successful and the FDA accepted the resubmission of our NDA for octreotide capsule for review, the FDA may never approve our NDA. Our ongoing MPOWERED Phase 3 clinical trial may not be successful, or acceptable to the EMA to support regulatory approval in the European Union. The CRL, a decision by FDA not to approve our resubmitted NDA or data produced from the CHIASMA OPTIMAL trial could adversely impact the EMA’s review of our regulatory submission, if submitted, and therefore we may never receive approval to market octreotide capsules in the United States, European Union or elsewhere.

Importantly, the safety data generated in our completed clinical trials of octreotide capsules, including our first Phase 3 clinical trial and the CHIASMA OPTIMAL clinical trial as well as certain safety data from the MPOWERED clinical trial, as well as the efficacy data from our completed first Phase 3 clinical trial and the CHIASMA OPTIMAL trial, are integrated into the NDA resubmission. We further expect the safety and efficacy data from all three of our Phase 3 clinical trials to be submitted in our planned MAA filing. While CHIASMA OPTIMAL was designed to address the FDA’s concerns in the CRL and the MPOWERED trial design has been accepted by the EMA, our ultimate success in the regulatory review process of the NDA we resubmitted to the FDA or planned application for marketing approval in the European Union could be negatively impacted by the results from any of our clinical trials.

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

Our NDA resubmission that was accepted by the FDA in January 2020 for review references one small-scale API manufacturer that was included in our original NDA and is owned by our planned secondary commercial API manufacturer. However, we do not expect to procure commercial API from this small-scale manufacturing site. Accordingly, even if we obtain FDA approval of our NDA, in order to commercially launch octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA a prior approval manufacturing supplement to the NDA seeking approval of our primary API manufacturer and one of its large-scale manufacturing sites that was included in our original NDA. We also plan to concurrently file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. If we are unable to obtain or are delayed in obtaining regulatory approval of our NDA or both of our two planned prior approval manufacturing supplements, we could be prevented from commercializing the product candidate in a timely manner or at all.

Other than the June 2015 submission of our NDA for octreotide capsules as a treatment for acromegaly to the FDA and the recent resubmission of our NDA, we have not yet submitted comparable applications to other regulatory authorities, nor have we submitted prior approval manufacturing supplements to any regulatory authority. If our development efforts for octreotide capsules, including our ability to obtain regulatory approval, are not successful for the acromegaly indication or are delayed, if we are unsuccessful or delayed in obtaining regulatory approval of the planned prior approval manufacturing supplements to our NDA or if adequate demand for octreotide capsules are not generated, our business and ability to generate revenues will be materially harmed. Failure to obtain regulatory approval for marketing octreotide capsules as a treatment for acromegaly or for our planned prior approval manufacturing supplements will prevent us from commercializing the product candidate in a timely manner or at all, which could raise significant concerns about our continued viability as a business.

The success of octreotide capsules will depend on the receipt of regulatory approvals, including the planned prior approval manufacturing supplements, and the issuance of such approvals is uncertain and subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•	the results of our clinical trials may not provide acceptable evidence of octreotide capsules’ safety and efficacy;

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

•

the FDA or comparable foreign regulatory authorities may identify deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies, one of which was identified by the FDA in its CRL and a second of which had unresolved observations from a recent regulatory inspection at the time of our NDA resubmission, or may later suspend or withdraw approval of our products;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

•	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date, as was the case with the FDA’s review of our completed first Phase 3 clinical trial contained in the original NDA, or that any current or future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies, as the FDA strongly recommended in the CRL.

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

We have designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway in the European Union. As such, our original NDA relied, and the NDA we resubmitted that was accepted for review by the FDA in January 2020 continues to rely, and we intend that our MAA will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we designed our development programs to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and the European Union, the relevant regulatory authorities may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated. The relevant regulatory authorities also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

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

We initiated a second Phase 3 clinical trial of octreotide capsules in acromegaly called MPOWERED to support potential regulatory approval in the European Union. In the CRL and subsequent End of Review meeting minutes, the FDA strongly recommended that we conduct a randomized, double-blind and controlled trial, and introduced the concept of a placebo control as a design element that could potentially address some of the FDA’s concerns. We acknowledged FDA’s feedback contained in the CRL and in the End of Review meeting minutes and conducted a third Phase 3 clinical trial, called the CHIASMA OPTIMAL trial under the FDA’s SPA procedures. This trial was initiated in September 2017, and we announced positive top-line data in July 2019. Based on the positive results from the CHIASMA OPTIMAL trial, we resubmitted our NDA seeking approval of octreotide capsules as a maintenance therapy for adult patients with acromegaly to the FDA. In January 2020, the FDA accepted for review the resubmission of the NDA as a complete response to deficiencies identified in the CRL to our original NDA and assigned a target action date of June 26, 2020 under the PDUFA. However, there can be no assurance that the FDA will approve our NDA in a timely manner or at all. If we successfully secure regulatory approval in acromegaly, we may also consider clinical trials of octreotide capsules in indications other than acromegaly, assuming financing is available to us. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of past, current or future trials, such as the MPOWERED trial, can adversely affect prospects of securing regulatory approval or regulatory approvals previously received.

The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. The results of our completed clinical trials for octreotide capsules in acromegaly, including the CHIASMA OPTIMAL Phase 3 trial, do not ensure that future clinical trials, including the MPOWERED Phase 3 trial designed to support EMA approval, will also generate comparable results. Among other considerations, these trials may be designed in a way that is different from our completed clinical trials. For example, the EMA required that we use multiple time points in the Phase 3 clinical trial that we initiated in March 2016 rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. While the EMA agreed that we use the same cut off as used in our first Phase 3 clinical trial of IGF-1 < 1.3 times the upper limit of normal as the threshold for response, the FDA agreed that we use IGF-1 ≤ 1.0 times the upper limit of normal in the CHIASMA OPTIMAL trial. The fact that we have not used such endpoints previously for regulatory submissions introduces an additional level of uncertainty in the outcome of the MPOWERED and CHIASMA OPTIMAL Phase 3 clinical trials, and the ability for the data from each trial to support regulatory approval. We cannot provide assurance that the FDA or EMA will view the results as we do or that any of our ongoing or future trials of octreotide capsules, including our MPOWERED Phase 3 clinical trial in acromegaly, or any clinical trials we may conduct for other indications, if any, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any current or future clinical trial results of octreotide capsules may not be successful in acromegaly, or any other indication, if studied. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for acromegaly or other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and varying patient characteristics, including demographic factors and health status. If later-stage clinical trials, such as MPOWERED, do not produce favorable results, it will raise substantial doubt about our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications.

Further, our resubmitted NDA relies upon the FDA’s 505(b)(2) regulatory pathway for octreotide capsules in acromegaly in the United States and we expect to rely on a similar hybrid application pathway for the MAA that we plan to submit in the European Union. There can be no assurance that our clinical trials, or the clinical trials conducted by third parties, will demonstrate sufficient safety and efficacy for the FDA or EMA to approve octreotide capsules for the treatment of acromegaly or any other indication that may be specified in future NDA or MAA submissions. Even if we do obtain approval from the FDA for octreotide capsules for the treatment of acromegaly in the United States, we may not be successful in obtaining approval from the EMA or other regulatory authorities, or vice versa.

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

Delays in the completion of the Phase 3 MPOWERED clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules as a treatment for acromegaly in the European Union, the clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly increase our product development costs and jeopardize our ability to commercialize octreotide capsules. For example, if the topline data from the Phase 3 MPOWERED clinical trial, which we expect to report in the fourth quarter of 2020, are negative, those data could negatively impact the commercial prospects for octreotide capsules in the U.S., if FDA approval is obtained.

Furthermore, in October 2015, the EMA required us to revise our protocol for our MPOWERED Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore dictated that additional time will be needed to complete our second Phase 3 clinical trial of octreotide capsules. While enrollment and randomization are complete, we do not know whether the MPOWERED Phase 3 trial will be completed on schedule or will be successful. In light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, in late 2016 we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources that were necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. The modifications to the MPOWERED trial, together with our decision in October 2018 to enroll 15 additional patients, delayed the expected timing of an MAA submission with the EMA. We now expect top-line data from the MPOWERED study in the fourth quarter of 2020. The completion of the MPOWERED Phase 3 trial or other clinical trials we may conduct could be delayed for a number of other reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•

patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications, as well as other ongoing clinical trials in adult acromegaly patients;

•

a facility manufacturing octreotide acetate, octreotide capsules, placebo capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in its CRL to our

NDA and as was observed in a recent regulatory inspection at the time of our NDA resubmission, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

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

Product development costs for octreotide capsules in acromegaly or any other future indications we may pursue or for product candidates we may develop in the future will increase if we have delays in testing or approval, such as the delay in approval of octreotide capsules due to the CRL to our original NDA, or if we need to perform more or larger clinical studies than planned. If we experience delays in the completion of, or if we, the FDA, other regulatory authorities, IRBs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of octreotide capsules for any indication, its commercial prospects may be harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial or even withdrawal of regulatory approval of octreotide capsules for any indication. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of octreotide capsules could be significantly reduced.

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

Changes in funding for, or leadership at, or disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, prevent new products and services from being developed, approved or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, the FDA recently announced that it has postponed most foreign inspections through April 2020 in response to the recent outbreak of the novel coronavirus COVID-19. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including our NDA resubmission for octreotide capsules as a treatment for acromegaly currently under review by the FDA, which could have a material adverse effect on our business. Moreover, changes in leadership at the FDA could have an adverse impact on our ability to receive regulatory approval for octreotide capsules in the United States. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we are enrolling patients in the United States, Russia, Europe and other countries, we are not permitted to enroll patients from our prior clinical trials in our ongoing Phase 3 clinical trial to support MAA submission and approval in the European Union. The same limitation was true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial.

Patient enrollment is affected by factors including the:

•	severity of the disease under investigation;

•	design of the clinical trial protocol;

•	size and nature of the patient population;

•	perceived risks and benefits of the product candidate under trial;

•	possibility of receiving placebo rather than active drug in certain controlled trials, such as was the case in the CHIASMA OPTIMAL trial;

•	eligibility criteria for the trial in question;

•

possibility of being randomized back to current injectable therapies, such as in the MPOWERED trial, or rescued back to current injectable therapies following a loss of biochemical and symptom control, such as was the case in the CHIASMA OPTIMAL trial;

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials or our clinical trials produce incomplete data, we may be forced to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of octreotide capsules and any future product candidates that we may develop in lieu of prescribing existing treatments that have established safety and efficacy profiles. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including the:

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

Even if we receive regulatory approval of our NDA resubmission for octreotide capsules as a treatment for acromegaly, we must obtain regulatory approval of at least one of our two planned prior approval manufacturing supplements and may still face additional future development and regulatory challenges, each of which could inhibit or preclude our ability to commercialize octreotide capsules for any indication.

Assuming we obtain the FDA’s approval of our NDA, in order to have octreotide capsules available for our planned commercial launch in the fourth quarter of 2020, we must also obtain the FDA’s approval of either one of our two planned prior approval manufacturing supplements for our sources of commercial API. If we are unable to obtain or are delayed in obtaining regulatory approval of our NDA and either one of our two planned prior approval manufacturing supplements, we could be prevented from commercializing the product candidate in a timely manner or at all. Further, even if we obtain regulatory approval of our NDA resubmission for octreotide capsules as a treatment of acromegaly, and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If approved, the safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use or exclude the symptom improvement data observed in our first completed Phase 3 clinical trial, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance. If we do not receive approval of octreotide capsules for the treatment of acromegaly, there would be significant doubts about our viability as a standalone business.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to ongoing regulatory inspections from time to time that resulted in inspectional observations. For example, in the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers. In addition, in connection with the resubmission of our NDA, we did not reference in the NDA resubmission our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection. If we or a regulatory authority discover any new or previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or with any facility where the product is manufactured, we may recall or withdraw the product from the market or a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring suspension of manufacturing. If we, our potential products or the manufacturing facilities for our potential products fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. If approved, we expect octreotide capsules will face competition from established drugs and major brand names and also generic versions of these products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules, if approved, because a lower percentage of patients met the criteria for response in our first Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy, similar data was produced in the CHIASMA OPTIMAL trial, or may also occur in the MPOWERED clinical trial. Competition could also force us to lower prices or could result in reduced sales.

The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Pfizer markets pegvisomant daily injections and Recordati also markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Generic versions of these drugs may also bring additional competition to the treatment landscape. For example, while octreotide LAR and lanreotide currently have no generic competitors in the United States, generic versions are available in some markets in the European Union. In addition, we are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Camurus AB received FDA approval of its IND in June 2019 to initiate a Phase 3 acromegaly trial. MidaTech Pharma PLC also conducted its first in human study and also recently initiated a Phase 1 study of Q-Octreotide (MTD201), Midatech’s injectable treatment for acromegaly built on its Q-Sphera sustained release platform technology. In 2019, Crinetics Pharmaceuticals, Inc. announced the initiation of two Phase 2 clinical trials to evaluate the safety and efficacy of CRN00808 in acromegaly patients. CRN00808 is a nonpeptide somatostatin agonist designed to be taken orally once per day. In May 2017, Dauntless Pharmaceuticals, Inc., a privately held biopharmaceutical company, announced positive results from its two-part, Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-RX, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. In January 2020, Rani Therapeutics (RaniPill™ capsule containing octreotide) announced the completion of a Phase 1 study in 58 healthy volunteers, indicating that the RaniPill performed as designed. Per published reports, Rani Therapeutics plans to conduct a head-to-head study in acromegaly patients and demonstrate equivalence or non-inferiority to the injectable version of octreotide sc. We are also aware that Strongbridge Biopharm (valdoreotide or COR-005) may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of CAM2029, MTD201, CRN00808, DP1038, IONIS-GHR-RX, RaniPill or the other products in development for acromegaly receive regulatory approval before, or in a similar timeframe as, our octreotide capsules, or demonstrate superior clinical results to octreotide capsules, we may encounter significant difficulties with our commercial launch of octreotide capsules.

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

The number of patients suffering from acromegaly is small and has not been established with precision. Our assumptions and estimates regarding prevalence may be wrong. If our octreotide capsules product candidate is approved for sale, and the actual number of patients in the applicable market is smaller than we estimate, our revenue could be adversely affected, possibly materially.

We estimate that there are an estimated 69,000 individuals with acromegaly in the developed world. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In thirteen studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. Data from a 2017 study by Lavrentaki et. al. suggest that the global prevalence of acromegaly may be between 28 and 137 cases per million people. Based upon our own market research, we believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States. However, there is no guarantee that these estimates are correct. The number of patients with acromegaly, in particular the number of patients for whom our octreotide capsules product, if approved, is approved for use, could actually be significantly lower than these estimates.

We believe that the actual size of the total addressable acromegaly market in those markets in which our octreotide capsules product is approved, if at all, will be determined only after we have substantial history as a commercial company. If the total addressable market for our products is smaller than we expect, our revenue could be adversely affected, possibly materially.

Even if we receive the regulatory approvals necessary to commercialize octreotide capsules, it may not achieve or maintain an adequate level of acceptance by physicians, patients and third-party payors and government payors, and we may not generate sufficient revenue or be able to achieve or sustain profitability.

The commercial success of octreotide capsules, if we obtain the necessary regulatory approvals, will depend in large part on the willingness of physicians to prescribe them to their patients. If we obtain the necessary regulatory approvals to commercialize octreotide capsules, the product will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve and maintain an acceptable level of prescriptions for octreotide capsules, if we obtain the necessary regulatory approvals, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors.

The degree of market acceptance of octreotide capsules, if we obtain the necessary regulatory approvals, will depend on a number of factors, including:

•

the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules observed in our completed ongoing and potential future clinical trials, including relative to injectable somatostatin analogs such as the relative topline data from our MPOWERED trial expected in the fourth quarter of 2020, and any other treatments available at the time;

•	the relative convenience, number of capsules that need to be taken, requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe octreotide capsules and of the target patient population to try new therapies and adhere to them;

•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;

•	changes in the clinical or economic profiles of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;

•	pricing and cost-effectiveness, particularly compared to alternative treatments;

•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;

•	limitations or warnings contained in labeling approved by the FDA or comparable foreign regulatory authorities;

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

In addition, even if we obtain the necessary regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, which is a greater likelihood as a result of our plan to submit prior approval manufacturing supplements for the approval of the sources of commercial API required in order to have octreotide capsules available for our planned commercial launch, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. While we believe that our completed first Phase 3 clinical trial demonstrated acromegaly symptom improvements in patients who completed the trial, we believe there is a substantial likelihood that the FDA may not include this data in an approved label, if any, for oral octreotide due to the CRL, and the CHIASMA OPTIMAL trial was not designed to, and did not, demonstrate validated symptom improvement data. While the MPOWERED trial employs a validated treatment satisfaction questionnaire for patient completion, the final symptom and treatment satisfaction data may be negative when comparing oral octreotide capsules to standard of care somatostatin analog injectables. The symptom data from our Phase 3 trials, even if deemed positive, may not be contained in our octreotide capsules product label, if approved. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

Even if octreotide capsules are approved and commercialized in one or more geographies, they may not achieve and maintain an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Any concerns about or negative perception of octreotide capsules or the clinical data of octreotide capsules within the patient or medical communities could significantly impact market adoption and commercial performance of octreotide capsules, even if we are able obtain regulatory approval to commercialize in the United States or European Union in the future. The perception of octreotide capsules within the patient and medical communities could be negatively impacted by clinical data from ongoing or future clinical studies, including comparative safety and efficacy data from the MPOWERED trial from which topline data is expected in the fourth quarter of 2020, as well as by real-world data on acromegaly treatments that we expect will be generated from our disease state registry for acromegaly. Our revenue and profitability may also be delayed during the potential period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide capsules decreases, we may not generate sufficient revenue.

We do not have a sales organization and only recently established marketing and market access organizations and, as a company, have not commercialized any products. If we are able to secure regulatory approvals for commercializing octreotide capsules as a treatment for acromegaly but are unable to establish effective sales and marketing capabilities in the United States and access them in the European Union and other international markets, we may not succeed in commercializing octreotide capsules.

We essentially do not have sales personnel and have only recently hired marketing and market access personnel.

We have not engaged a partner to commercialize octreotide capsules in the United States, if we obtain the necessary regulatory approvals and, therefore, we currently intend to build our sales and marketing infrastructure to support commercial launch in the United States, assuming our NDA is approved. If we obtain the necessary regulatory approvals to commercialize octreotide capsules when we expect, our sales, market access and marketing teams will have worked together for only a limited period prior to our anticipated commercial launch of octreotide capsules. We cannot guarantee that we will be successful in marketing octreotide capsules in the United States. We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales, market access and marketing personnel. Factors that may inhibit our efforts to successfully commercialize octreotide capsules in the United States ourselves include:

•	our inability to recruit and retain adequate numbers of effective sales, market access and marketing personnel;

•

the inability of our relatively small planned sales force to obtain access to or inform adequate numbers of physicians, particularly the pituitary centers and the significantly larger number of community endocrinologists, about the potential benefits of octreotide capsules;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	the inability to compete with larger, more established pharmaceutical sales and marketing organizations;

•	the inability of market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; and

•	unforeseen costs, expenses and delays associated with creating a commercial organization.

Even if we are able to obtain the regulatory approvals for commercializing octreotide capsules, we cannot guarantee when that will occur or whether we will be successful in marketing octreotide capsules in the United States or any other jurisdiction. If we are not successful in recruiting of sales and other commercial personnel on a timely basis or rebuilding a sales, market access and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing octreotide capsules, if we obtain the necessary regulatory approvals, which could harm our business, operating results and financial condition.

If pursued by us, expansion of our business into the European Union and other international markets will require significant management attention and additional financial resources. We may explore commercializing octreotide capsules in the European Union and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize octreotide capsules in foreign markets include:

•	our inability to commercialize octreotide capsules in the United States;

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;

•

varying pricing in different foreign markets, including significantly lower prices for existing somatostatin analog injectables in European and other markets as well as the recent entry of generic somatostatin analog injectables into European markets, which could adversely affect our pricing in the European Union and other countries;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer collection times for accounts receivable;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives;

•	foreign currency exchange rate fluctuations;

•	our ability to obtain adequate reimbursement for octreotide capsules in foreign markets, either at all or at prices that exceed our costs; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We have only recently established a medical affairs organization and, as a company, have limited experience in operating a medical affairs organization. If we are unable to establish effective medical affairs capabilities in the United States and build or access them in the European Union and other international markets, our business may suffer.

We have only recently established our medical affairs organization. Medical affairs personnel are responsible for a number of key activities within biopharmaceutical companies, which include, but are not limited to, providing expert advice to other functions within the organization, advising on medical education activities, reviewing promotional and non-promotional communications, supporting medical and scientific publications, reviewing grants for third-party continuing medical education events, and providing an important scientific point of contact for physicians and scientists who seek to partner with us or better understand our science.

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

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules, if approved, in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of March 9, 2020, we had 48 full-time employees. As our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

We will need to build an effective healthcare compliance program to support the sales and marketing of an approved drug in a manner that is compliant with applicable laws and regulations.

Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We are building a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems, and through the establishment and communication of a culture of compliance. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws, and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, laws prohibiting the promotion of drugs for unapproved or off-label uses, and laws requiring transparency regarding transfers of value to health care professionals and entities. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration to induce the referral of business, including the purchase or prescription of a particular drug; false claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services; and the Sunshine Act and other state and federal transparency laws require certain pharmaceutical manufacturers to track and report certain financial arrangements with physicians and teaching hospitals, including certain “transfers of value” provided to them, as well as certain ownership or investment interests held by physicians and their immediate family members. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. We expect to devote substantial resources to develop, administer and grow this compliance program, but we may not be able to develop and implement it rapidly enough to keep pace with the rapid growth and activity of the commercial organization.

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

In the United States, engaging in impermissible promotion of our drug products for “off-label” uses can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to significant administrative civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in any fines or settlement funds. In recent years, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to substantial civil and criminal settlements based on certain sales practices promoting “off-label” drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs, among other penalties. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable. In addition, any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. For example, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs, are strictly regulated in the European Union under Directive 2001/83EC, as amended. The advertising of prescription-only medicines to the general public is not permitted in the European Union.

The manufacture and packaging of pharmaceutical products such as octreotide capsules are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

The manufacture and packaging of pharmaceutical products, such as octreotide capsules, if approved, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the API, for octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, in the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers. In addition, we did not reference in the NDA resubmission our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of the NDA we resubmitted seeking approval of octreotide capsules as a treatment for acromegaly and in connection with its review of our planned prior approval manufacturing supplements. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer such as those we expect to propose by submitting our planned prior approval manufacturing supplements to the FDA, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMP requirements. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the planned commercial launch of our product.

Furthermore, in order to obtain approval of our current or future product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. Even if we obtain approval of our NDA from the FDA, in order to secure sources of commercial quantities of API to support our planned commercial launch of octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA two prior approval manufacturing supplements for sources of commercial API. The review of any prior approval manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such prior approval manufacturing supplement. If we are unable to obtain approval of our NDA and one of the two prior approval manufacturing supplements, we may be unable to secure API and the finished oral octreotide product in commercial quantities and our commercialization efforts may be harmed. The timing of the FDA’s review process related to our planned prior approval manufacturing supplements and the outcome of such review are inherently uncertain, and we can provide no assurances that either planned prior approval manufacturing supplement will be approved in a timely manner or at all.

In addition, we expect our primary supplier for commercial API will require additional qualified capacity to meet future demand and each of our planned API suppliers may use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet our commercial demand for API or applicable regulatory requirements. If we obtain the necessary regulatory approvals to commercialize octreotide capsules, we will also need to complete required testing on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, commercial supply after NDA approval, if obtained, and launch may be delayed.

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

We estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory, product development and commercialization objectives. These milestones may include our expectations regarding the commencement or completion of clinical trials, the submission of regulatory filings, or initiation of commercialization. From time to time, we may publicly announce the expected timing of some of these milestones, such as the initiation or completion of an ongoing clinical trial, submission of a marketing application for approval, receipt of marketing approval, or a commercial launch of a product. The achievement of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•

the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our strategic decisions on the design and conduct of our clinical trials;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of octreotide capsules and any future product candidates we may develop;

•	the efforts of our collaborators and the success of our own efforts with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones, including regulatory approvals, in the timeframes we announce and expect, the commercialization of octreotide capsules and any future product candidates we may develop may be prevented or delayed and our business and results of operations may be harmed.

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

In the United States, in the event that octreotide capsules are approved, we will seek to obtain reimbursement for octreotide capsules from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the Affordable Care Act, or the ACA. These reforms could significantly reduce payments from Medicare and Medicaid in the future. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for octreotide capsules and any other potential products we may pursue. Some of these changes and proposed changes could result in reduced reimbursement rates for octreotide capsules and any other potential products we may pursue, which would adversely affect our business strategy, operations and financial results.

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

We expect that private insurers will consider the efficacy, cost effectiveness and safety of octreotide capsules, if approved, as well as the relative pricing of competing injectable somatostatin analogs in determining whether to provide reimbursement for octreotide capsules and at what level. Obtaining these additional approvals for reimbursement can be a time-consuming and expensive process. Even if we receive regulatory approval to market octreotide capsules, our business would be harmed if we do not receive approval of reimbursement of octreotide capsules from third-party payors on a timely or satisfactory basis. Medicare does not cover particular drugs if it determines that they are not “reasonable and necessary” for its beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be harmed if Medicare, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of octreotide capsules.

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive regulatory approval, the FDA may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns about the product candidate, including those raised in the CRL, End of Review meeting or by the FDA’s review of data from the CHIASMA OPTIMAL trial or the MPOWERED trial. For example, we expect to report top-line data from the MPOWERED clinical trial in the fourth quarter of 2020, which will provide biochemical control data (GH and IGF-1) of octreotide capsules as compared to the standard of care injectable somatostatin analogs, octreotide LAR and lanreotide depot, as well as patient treatment satisfaction and symptom control data. If octreotide capsules are approved in the United States, and reported MPOWERED data is unfavorable, the reimbursement rates and market potential for octreotide capsules could be severely limited. Conversely, if octreotide capsules are not approved in the United States because, among other things, the FDA determines that the CHIASMA OPTIMAL trial results do not support approval, but we nevertheless receive regulatory approval in the European Union based upon data from the MPOWERED trial, the failure to obtain regulatory approval in the Unites States could impact reimbursement rates or reduce the willingness of physicians to prescribe octreotide capsules. Any such restrictions or potential reservations about efficacy expressed by the FDA, the EMA, or within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.

We expect to experience pricing pressures in connection with the sale of octreotide capsules and any future product candidates we may develop, if required regulatory approvals are obtained, due to healthcare reforms, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, additional legislative proposals, competitive pricing pressures, including potential generic entrants, and the economic health of companies. If coverage and reimbursement for our products are unavailable, or are limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

In Europe and many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control, and each country has a different reviewing body that evaluates reimbursement dossiers submitted by holders of marketing authorizations for new drugs. That governing body then makes recommendations as to whether or not the drug should be reimbursed and will often consider the reimbursement levels of competing marketed standards of care. For example, injectable somatostatin analogs currently marketed in the European Union are reimbursed at levels that are far less than in the United States on a per patient, per year basis. The pricing of octreotide capsules in the European Union, if approved, will likely be determined by government payors following an assessment of the relative efficacy, safety and benefits of octreotide capsules versus standard of care somatostatin analog injections. We believe the MPOWERED trial will provide the information required to make these assessments, and if octreotide capsules are deemed inferior to standard of care injectable somatostatin analogs, octreotide capsules may lose its orphan designation in the European Union and receive pricing determination decisions at levels that are less than standard of care injectables, which would severely impact our ability to profitably market octreotide capsules in the European Union. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate, such as octreotide capsules, to other available therapies. Future U.S. pharmaceutical pricing regulations may require that the U.S. price for octreotide capsules, if approved, be referenced to the lower or lowest price levels of the product as set in other ex-U.S. countries, which reference pricing impact could significantly harm our business.

The longer-term growth of our business depends on our efforts to expand the approved uses of octreotide capsules beyond acromegaly, if approved, and leverage our TPE platform to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.

The longer-term growth of our business depends upon our ability to expand the approved uses of octreotide capsules beyond acromegaly, if approved, and utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to potentially develop and commercialize other oral forms of therapies that are currently only available in injectable or other non-absorbable forms. In addition to the development and commercialization of octreotide capsules as a treatment for acromegaly, if approved, we may pursue development of octreotide capsules for other indications or develop other product candidates alone or in collaboration with other parties. Because we eliminated substantially all of our research and discovery functions during the August 2016 reduction in workforce, we now have only limited internal capacity to develop any new product candidates. We also may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that can successfully be developed into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates, and we may never be able to engage in licensing transactions that enable a third party to utilize TPE in the development of future product candidates.

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

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us;

•	we do not currently have dedicated research, business development or commercial sales personnel on staff;

•	we may be unable to identify suitable products or product candidates within our areas of expertise; or

•

our receipt of the CRL or if we are unable to obtain the necessary regulatory approvals to commercialize octreotide capsules in the United States or unable to successfully commercialize octreotide capsules in the United States, in each case, in a timely manner or at all third-party confidence in our TPE platform could be reduced and potentially make us a less attractive partner.

In addition, even if we are able to successfully license or acquire suitable technology from third parties, there can be no assurance that we will be able to successfully develop product candidates from such technology or receive necessary approvals to commercialize any such product candidates.

We only have limited human and financial resources to develop suitable potential product candidates through internal research programs, we may not have the resources to obtain rights to technologies or product candidates from third parties, and we may not be able to license our TPE technology to third parties for development of future product candidates, thereby limiting our ability to develop a diverse product portfolio. If we are unable to develop such a portfolio, our business may suffer.

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

Even though we have obtained orphan drug designation for octreotide capsules as a potential treatment for acromegaly and may obtain orphan drug designation for octreotide capsules in other indications or for future product candidates we may develop, we may not obtain orphan drug exclusivity and any such exclusivity that we do obtain may not effectively protect the product candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for different indications and might then be used off-label in our approved indication, if obtained. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that such later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if a potential future product candidate of ours receives an orphan drug designation and is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same drug for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us. Similarly, the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication if the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. As a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2029 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Product liability lawsuits could cause us to incur substantial liabilities and limit potential commercialization of our product candidates, and we may not be able to maintain our current product liability coverage, and, even if we do, our coverage may not be adequate to cover any or all liabilities that we may incur, which could decrease our cash and harm our business.

We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. For example, we may be sued if any drug we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or drugs that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy;

•	potential disputes, including litigation, with our insurance provider regarding coverage and

•	the inability or significant limitations on the ability to commercialize any drugs that we may develop.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product, if regulatory approvals are obtained. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc., and Bachem Americas Inc. in the United States as our suppliers of the generic API, octreotide acetate. The octreotide API is lyophilized, formulated with our TPE technology by Lyophilization Services of New England Inc., or LSNE, in Bedford, NH, and enteric-coated and blister packed by Capsugel, a division of Lonza, in Scotland. Almac Pharma Services Limited in Northern Ireland provides finished packaging and release services.

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules, if approved. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, in its CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers that would need to be resolved before approval of our NDA for octreotide capsules. However, we were informed in late 2016 that the supplier received an EIR from the FDA, indicating that the FDA has concluded its inspection of the supplier and as of the date of its report considers outstanding deficiencies resolved. In addition, we did not reference in the NDA resubmission our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of the NDA we resubmitted seeking approval of octreotide capsules as a treatment for acromegaly and in connection with the review of our planned prior approval manufacturing supplements. There can be no assurances that our suppliers will pass all necessary inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.

Our NDA resubmission that was accepted by the FDA in January 2020 for review references one small-scale API manufacturer that was included in our original NDA and is owned by our planned secondary commercial API manufacturer. However, we do not expect to procure commercial API from this small-scale manufacturing site. Accordingly, even if we obtain approval of our NDA from the FDA, in order to commercially launch octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA a prior approval manufacturing supplement to the NDA to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites that was included in our original NDA. We also plan to concurrently file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. If we are unable to obtain or delayed in obtaining regulatory approval of our NDA and either one of our two planned prior approval manufacturing supplements, we could be prevented from commercializing the product candidate in a timely manner or at all. The review of any prior approval manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such prior approval manufacturing supplement and prevent or delay our planned commercial launch. The timing of the FDA’s review process related to our planned prior approval manufacturing supplements and the outcome of such review are inherently uncertain, and we can provide no assurances that either planned prior approval manufacturing supplement will be approved in a timely manner or at all.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to effectively terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or their inability to increase and maintain their capacity to meet our commercial demand, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that are necessary to qualify a new API or finished product manufacturer or to qualify a new or existing site for a current manufacturer, which we plan to do by submitting prior approval manufacturing supplements for our planned sources of commercial API, we could experience significant interruptions in the supply of octreotide capsules if such regulatory qualifications are withheld or delayed, especially if we decided to transfer the manufacture of API or finished octreotide capsules to one or more alternative manufacturers in an effort to deal with any manufacturing, qualification or other difficulties.

Any manufacturing problem or the loss of a contract manufacturer or our failure to obtain FDA approval of at least one of our planned prior approval manufacturing supplements could be disruptive to our operations and, if our products receive marketing approval, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture octreotide capsules. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacturers caused by problems at suppliers could delay shipment of octreotide capsules and, if approved for marketing, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time, particularly following the suspension of our commercial commitments to certain of our manufacturers following the receipt of the CRL. If the manufacturing costs of octreotide capsules remain at current levels or increase, these costs may significantly impact our future operating results. In order to reduce costs and improve efficiencies, we plan to develop and implement process improvements and produce octreotide capsules at a larger scale. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to produce sufficient quantities of octreotide capsules or reduce our costs over time, which could be detrimental to the profitability of octreotide capsules in any market, and particularly the EU market where substantially lower prices are expected if we are able to secure marketing approvals for octreotide capsules there.

We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. Following our receipt of the CRL in 2016, we indefinitely suspended our commercial production commitments and only recently reinitiated commercial production planning with these suppliers and expect to amend our commercial supply agreement with Teva API. We have also more recently entered into commercial supply agreements with Lonza and Almac. In the future, if octreotide capsules are approved, we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our strategy for commercializing octreotide capsules and any future product candidates we may develop may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we may seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Our receipt of the CRL from the FDA may cause potential collaborators to assign a lower probability to our regulatory or commercial success of octreotide capsules which could reduce the likelihood of our ability to enter into a collaboration on favorable terms, if at all. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

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

Risks Related to Our Financial Position and Capital Resources

We have identified conditions that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development program or commercialization efforts or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $92.4 million. Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Annual Report. We will require additional capital to sustain our operations, including our potential commercial launch. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, and we will also opportunistically consider license and collaboration agreements with potential partners and other non-dilutive financing arrangements. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or preparations for our anticipated commercial launch of oral octreotide capsules. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. As of December 31, 2019, our cash, cash equivalents and marketable securities were $92.4 million. Since inception, we have incurred significant operating losses. Our net loss was $36.3 million and $31.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $272.9 million.

We have no products approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to incur significant additional costs conducting and completing our MPOWERED clinical trial, to fund our operations in support of this clinical trial, to pursue regulatory approvals, to prepare for commercialization and to manufacture and commercialize octreotide capsules, if regulatory approval is obtained. In addition, we will continue to incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.

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

Our ability to become profitable depends upon our ability to generate revenue. Unless and until the necessary regulatory approvals for marketing octreotide capsules or any future product candidates we may develop are obtained from the FDA, we may not be able to generate sufficient revenue to attain profitability. In addition, our ability to generate profits after any FDA or EMA approval of our product candidates is subject to our ability to obtain regulatory approval of our planned commercial contract manufacturers and manufacturing sites, to contract for the manufacture of commercial quantities of our product candidates at acceptable cost levels and establish sales, market access and marketing capabilities or identify and enter into one or more strategic collaborations to effectively market and sell any approved product candidate.

Even if we obtain regulatory approvals for octreotide capsules or any future product candidates and launch the commercial sale, any approved product may not gain market acceptance or achieve commercial success. In addition, we anticipate incurring significant costs associated with commercializing octreotide capsules if we obtain the necessary regulatory approvals and would anticipate incurring significant costs associated with commercializing any other approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient levels of product revenues, we will not become profitable and may be unable to continue operations without continued funding.

We have a limited operating history and no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials. Our oral octreotide capsules product candidate is our only product candidate for which we have conducted clinical trials. We have completed only two Phase 3 clinical trials to date with this product candidate, and we are currently conducting one additional Phase 3 clinical trial of octreotide capsules in acromegaly. We have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales, market access and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we are successful in obtaining all necessary regulatory approvals of octreotide capsules in acromegaly in the United States, we will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition in the United States, which is planned in 2020, or in the European Union or elsewhere.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any particular quarterly or annual periods as indications of future operating performance.

We will need additional capital to support our operations, including our product development efforts and preparations for our anticipated commercial launch, which may be difficult to obtain and restrict our operations and would result in additional dilution to our stockholders.

Our business will require additional capital that we have not yet secured. In the short term, we expect to continue to establish the infrastructure and manufacture the commercial supply for a planned commercial launch of octreotide capsules in the United States in the fourth quarter of 2020 subject to obtaining the necessary regulatory approvals, and conduct and complete our MPOWERED clinical trial, for which we expect top-line data in the fourth quarter of 2020. Because the outcome of any clinical trial, regulatory approval process and commercialization efforts is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of oral octreotide capsules. In addition, as noted above, we have identified conditions that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or preparations for our anticipated commercial launch of oral octreotide capsules.

Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Annual Report. We will require additional capital to sustain our operations, including our potential commercial launch. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•

our efforts to obtain FDA approval of octreotide capsules as a treatment for acromegaly and obtain FDA approval of our planned prior approval manufacturing supplements for our commercial API manufacturing sources, and to conduct and complete our MPOWERED clinical trial;

•	the amount of our future operating losses;

•	the costs associated with establishing the infrastructure to support our planned commercial launch of octreotide capsules;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future product candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

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

General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease development or commercialization of octreotide capsules, if approved, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, debt financing, strategic collaboration agreements and other capital raising arrangements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to develop and commercialize octreotide capsules or any future product candidates or operate our business. Any of these actions could raise substantial doubt about our ability to continue as a standalone business, materially impair our ability to remain in business and have a material adverse effect on our business, financial condition and results of operations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced recent volatility and disruptions, including diminished liquidity and credit availability, predicted declines in economic growth, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive for us to achieve. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development and commercialization plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be negatively impacted or not survive an economic downturn, which could directly affect our ability to attain our operating goals.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing transactions or other capital raising arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Risks Related to Our Business and Industry

Pandemics such as the coronavirus could have an adverse impact on our business and our financial condition.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruption to our regulatory approval timelines due to diversion of government resources, delays in planned commercialization efforts due to manufacturing delays, slowed hiring of commercial personnel or other issues, restrictions on our ability to travel, participate in industry conferences, pursue partnerships and other business transactions, disruption of to our clinical trials, as well as impacts from the temporary closure of the facilities of suppliers and clinical trial sites or an overburdened healthcare system. Any disruption of regulators, physicians, suppliers, clinical trial sites or access to patients could impact our regulatory approval timing, commercialization efforts as well as our ability to access capital through the financial markets. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of March 9, 2020, we have a total of 48 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

We are highly dependent upon the principal members of our management team. These executives have significant commercial, research and development, regulatory, industry, operational, and/or corporate finance experience. The loss of any executive, other principal member of our management team, key employee or member of our board of directors could impair our ability to develop and commercialize octreotide capsules, if approved, and identify, develop and market new products and conduct successful operations.

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

We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render octreotide capsules or future product candidates we may develop uncompetitive or obsolete. The longer-term success of our business depends upon our ability to develop octreotide capsules for other approved indications and utilize our TPE platform to develop and commercialize oral forms of therapies that are currently only available in injectable or other non-absorbable forms, which strategy assumes we first obtain regulatory approval of octreotide capsules as a treatment for acromegaly. We cannot assure you that unforeseen problems will not develop with our TPE technology or applications thereof or that any commercially feasible products will ultimately be developed by us.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems and those of our clinical service providers safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or clinical trials that we may consider could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our reputation or competitive position could be damaged and the further development and potential commercialization of octreotide capsules and any future product candidates we may develop could be delayed or halted. We may also be vulnerable to cyber-attacks by hackers, or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business and operations or result in financial, legal, business or reputational harm to us. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate security measures. Our commercial insurance does not cover losses that may occur as a result of an event associated with cyber-attacks.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations and those of our suppliers and other contractors could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, such as the recent outbreak of the novel coronavirus COVID-19, military conflicts, acts of terrorism and other natural or man-made disasters or business interruptions. For example, if the current novel coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, we could experience business disruptions. In addition, some of our operations and our primary commercial supplier of octreotide acetate API are in Israel, which has a history of certain conflicts. The occurrence of any business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers in multiple countries to produce octreotide capsules. Our ability to obtain supplies of octreotide capsules could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, and we do not carry insurance to cover such risks.

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

The GDPR’s restriction on transfers of personal data outside of Europe to countries that have not been found to provide adequate protection to personal data, such as the United States, poses particular compliance challenges. One of the transfer mechanisms that allows companies to transfer personal data from Europe to the United States is the EU-US Privacy Shield (see https://www.privacyshield.gov/welcome for more information). We conducted a self-assessment and subsequently self-certified under the Privacy Shield Framework in September 2016. We received a notice of acceptance of our self-certification in October 2016 and our registration became final on October 26, 2016. There continues to be concerns about whether the EU-US Privacy Shield will face successful legal challenges (as its predecessor the Safe Harbor framework did). If this does occur, we may need to identify and implement an alternative mechanism for legitimizing cross-border data transfers. This may entail additional cost and expense as well as changes to our business practices.

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

The U.S. dollar is our functional and reporting currency; however, a portion of our operations are currently conducted in Israel and most of the Israeli expenses are currently paid in New Israeli Shekels, or NIS. We also contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. A portion of these transactions, including value added taxes, or VAT, are settled in Euros or Great British Pounds, or GBPs. As a result, we are exposed to the risk that the NIS, Euro or GBP may appreciate relative to the U.S. dollar, or, if the NIS, Euro or GBP instead devalue relative to the U.S. dollar, that the relative inflation rate may exceed such rate of devaluation, or that the timing of such devaluation may lag behind the relative inflation. In any such event, the U.S. dollar cost of our operations in Israel and transactions with certain CROs would increase and our U.S. dollar-denominated results of operations would be adversely affected. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from the material adverse effects of such fluctuations. If the U.S. dollar cost of our operations increases, our U.S. dollar-measured results of operations will be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

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

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, our patents covering our TPE platform technology expire in 2029. At least some of our patents covering MYCAPSA also expire in 2029. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

We are able to take advantage of tax exemptions and reductions resulting from the “beneficiary enterprise” status of our facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund any tax benefits we might already have received. These tax benefits may not be continued in the future at their current levels or at any level. In recent years, the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits may increase our income taxes in the future. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, our increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. For example, we moved out of our Jerusalem location in 2016, which negatively impacted the local tax benefits we previously received by operating there.

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

Our development and administrative facilities and one of our third-party octreotide acetate API manufacturers are located in Israel and, therefore, our business could be hurt by political and military instability affecting Israel.

Our development and certain administrative facilities and one of our octreotide acetate API manufacturer’s facilities are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. Instability in the region may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have an adverse effect on our business. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition and results of operations.

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

At December 31, 2019, we had federal operating loss, or NOL, carryforwards of approximately $217.1 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal NOL carryforwards generated in 2018 and after have an unlimited carryforward period. At December 31, 2019, we had state NOLs of approximately $167.2 million which expire at various dates through 2039. At December 31, 2019, there were no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, substantial changes in our ownership may limit the amount of federal NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. Management has determined that we experienced an ownership change for purposes of Section 382 in August 2005 and May 2008. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit related to these two ownership changes is approximately $0.1 million. These annual limitations resulted in the loss of our ability to utilize approximately $8.9 million in federal NOL carryforwards, which resulted in a write-off of approximately $3.0 million of federal deferred tax assets prior to 2014. Management has also determined that we experienced an ownership change for purposes of Section 382 in February 2015. This ownership change resulted in annual limitations to the amount of the NOL carryforwards that can be utilized to offset future taxable income, if any, at the federal level; however, this ownership change did not result in a write-off of federal deferred tax assets. The annual limit related to the ownership change in 2015 is approximately $1.2 million. In addition, changes in our stock ownership, which are outside of our control, may have triggered an additional ownership change, as may future changes in our stock ownership. If additional ownership changes have occurred or occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be substantially limited.

Our directors, executive officers and principal stockholders exercise significant influence over our company, which will limit your ability to influence corporate matters.

As of December 31, 2019, our executive officers, directors and principal stockholders collectively controlled approximately 38% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.20 per share through March 9, 2020. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•

our efforts to secure FDA approval for octreotide capsules as a treatment for acromegaly and FDA approval of our planned prior approval supplements for our planned commercial manufacturers of API for octreotide capsules;

•

the timing and results of our MPOWERED Phase 3 clinical trial of octreotide capsules or any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;

•

any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of octreotide capsules, such as occurred in April 2016 with the FDA’s CRL to our original NDA;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;

•	our inability to acquire products or technologies or establish strategic collaborations, if needed;

•	failure to successfully commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain market adoptions and coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our operations or changes in organizational structure;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•

business disruptions due to natural disasters, epidemics or pandemics, such as the recent outbreak of the novel coronavirus COVID-19, military conflicts, acts of terrorism or other unanticipated catastrophes;

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

We have been, and could become, the subject of securities litigation, which is expensive and may divert our management’s attention.

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

Future litigation and any matters arising out of any allegations may result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We may not be successful in defending future claims and cannot provide assurance that insurance proceeds will be sufficient to cover any costs or liability under such claims.

In addition, the market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities, including our company, have been subject to securities class action litigation. We may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our securities being less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through 2020. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) December 31, 2020, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC based on market value of our common stock held by non-affiliates. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, has imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time consuming and costly. These rules and regulations may make it more difficult and more expensive for us to maintain our existing director and officer liability insurance or to obtain similar coverage from an alternative provider.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2019, we had 42,078,416 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 6,489,692 shares subject to outstanding options under our stock option plans, the 1,021,108 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Shortly following our IPO, four securities analysts initiated coverage on our company. Following the receipt of the CRL to our original NDA from the FDA, each of these analysts downgraded their ratings on and lowered their price targets for our stock, and all four of the analysts either since dropped coverage or discontinued coverage following their departure from their employer. As of March 9, 2020, five securities analysts, including one of the original four analysts, initiated coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, where our principal executive and administration functions are primarily located is, a subleased facility in Needham, Massachusetts. Our Needham sublease expires in October 2022. In addition, our international operations are headquartered in a leased facility located in Ness Ziona, Israel, where our development and supply chain operational functions are primarily based. Our Ness Ziona lease expires in December 2020. Based on our current operating plans, we believe our current facilities are adequate.

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

Holders of Record

On March 9, 2020, the closing price per share of our common stock was $4.50 as reported on the NASDAQ Global Market, and we had approximately 14 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index, the NASDAQ Biotechnology Index for the period covering from our IPO date of July 16, 2015, through the end of our fiscal year ended December 31, 2019. The graph assumes an investment of $100.00 made on July 16, 2015, in (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Biotechnology Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The graph assumes our closing sale price on July 16, 2015 of $20.00 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

Among Chiasma, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on July 16, 2015 in stock or June 30, 2015 in index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Chiasma, Inc.	97.85	9.75	8.50	15.55	24.80
NASDAQ Composite	101.22	109.77	141.85	136.68	189.33
NASDAQ Biotechnology	91.81	73.31	87.30	79.19	100.10

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

We raised approximately $106.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of December 31, 2019, we have used all of such net proceeds to fund the clinical development and regulatory approval efforts for our oral octreotide product candidate and for working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2019.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except share and per share data)
Consolidated Statement of Operations Data
Operating expenses:
General and administrative	$15,122	$9,974	$9,146	$21,815	$16,456
Research and development	22,457	22,362	17,948	31,317	18,991
Restructuring charges	—	—	1,038	8,179	—

Total operating expenses	37,579	32,336	28,132	61,311	35,447

Loss from operations	(37,579)	(32,336)	(28,132)	(61,311)	(35,447)
Other expenses (income), net	(1,543)	(1,044)	(716)	(547)	300

Loss before income taxes	(36,036)	(31,292)	(27,416)	(60,764)	(35,747)
Provision (benefit) for income taxes	284	(31)	(590)	347	161

Net loss	(36,320)	(31,261)	(26,826)	(61,111)	(35,908)
Accretion of redeemable convertible preferred stock	—	—	—	—	(318)

Net loss attributable to common stockholders	$(36,320)	$(31,261)	$(26,826)	$(61,111)	$(36,226)

Earnings per share attributable to common stockholders
Basic	$(1.06)	$(1.28)	$(1.10)	$(2.51)	$(3.25)

Diluted	$(1.06)	$(1.28)	$(1.10)	$(2.51)	$(3.25)

Weighted-average shares outstanding:
Basic	34,204,284	24,399,706	24,366,681	24,319,443	11,151,978

Diluted	34,204,284	24,399,706	24,366,681	24,319,443	11,151,978

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$27,855	$13,060	$14,603	$37,013	$41,039
Marketable securities	64,520	28,602	52,336	55,971	107,715
Current assets	96,256	62,187	68,707	95,094	151,085
Total assets	98,826	63,256	69,883	96,756	153,108
Current liabilities	11,375	28,627	6,745	8,400	6,514
Long-term liabilities	1,682	505	664	2,631	3,778
Total liabilities	13,057	29,132	7,409	11,031	10,292
Total stockholders’ equity	85,769	34,124	62,474	85,725	142,816

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical, late-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE®, technology platform, we seek to develop oral medications that are currently available only as injections. In January 2020, the U.S. Food and Drug Administration, or the FDA, accepted for review our New Drug Application, or NDA, for our oral octreotide capsules product candidate, conditionally trade-named MYCAPSSA®, for the maintenance treatment of adults with acromegaly. We resubmitted our NDA following positive results from our CHIASMA OPTIMAL Phase 3 clinical trial, which was conducted under a Special Protocol Assessment, or SPA, agreement with the FDA and designed to support FDA approval. The FDA assigned a Prescription Drug User Fee Act, or PDUFA, target action date of June 26, 2020, which is a six-month review. Our primary focus is on developing and seeking the regulatory approval and subsequent commercialization of oral octreotide capsules, our sole TPE platform-based clinical product candidate, for the treatment of adult patients with acromegaly in the United States and European Union

Acromegaly is a rare and debilitating condition that results from the body’s production of excess growth hormone, which in turn elevates insulin-like growth factor 1, or IGF-1. These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.8 billion annually, of which we estimate approximately $800 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules with no royalty obligations to third parties.

In September 2017, we initiated a third Phase 3 clinical trial for oral octreotide capsules for the maintenance therapy of adult patients with acromegaly following our agreement with the FDA on the design of the trial, reached through a SPA in August 2017. The trial, referred to as CHIASMA OPTIMAL, was a randomized, double-blind, placebo-controlled, nine-month trial expected to enroll 50 adult acromegaly patients designed to support regulatory approval of octreotide capsules in the United States. In October 2018, we completed enrollment in the CHIASMA OPTIMAL trial randomizing a total of 56 patients. In July 2019, we announced positive top-line results from this trial. In January 2020, the FDA accepted for review our resubmitted NDA for our oral octreotide capsules product candidate, conditionally trade-named MYCAPSSA®, for the maintenance treatment of adults with acromegaly. The FDA assigned a Prescription Drug User-Fee Act, or PDUFA, target action date of June 26, 2020, which is a six-month review.

We are also conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED. In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol (IGF-1 <1.3 x ULN and GH<2.5 ng/mL). We expect to release top-line data from the MPOWERED trial in the fourth quarter of 2020.

We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the clinical concerns raised by the FDA in its CRL to our original NDA submission and also that, with respect to our ongoing Phase 3 MPOWERED™ clinical trial (described below), the FDA only expects to review safety data from the MPOWERED trial as part of its review of our NDA resubmission. Any future requirement by the FDA to submit additional data, including the efficacy data from our MPOWERED clinical trial could delay or prevent the review or approval of our NDA.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. In addition, we have initiated pre-commercial activities in anticipation of a potential mid-2020 FDA marketing approval of octreotide capsules. In July 2015, we completed our initial public offering, or IPO, in which we raised $106.5 million. In April 2019, we completed a follow-on public offering of common stock in which we raised an additional $32.2 million. In August 2019, we completed a follow-on public offering of common stock in which we raised an additional $52.3 million. As of December 31, 2019, our consolidated cash, cash equivalents and marketable securities were $92.4 million, of which $0.6 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary.

We have incurred significant operating losses since our inception. Our net loss was $36.3 million and $31.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $272.9 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We plan to invest in our commercial launch, if approved, manufacture octreotide capsules for market consumption, if approved, as well as invest in manufacturing scale-up activities, and continue the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $92.4 million. Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to find our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Annual Report. We will require additional capital to sustain our operations, including our potential commercial launch. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, and we will also opportunistically consider license and collaboration agreements with potential partners and other non-dilutive financing arrangements. However, we may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or preparations for our anticipated commercial launch of oral octreotide capsules. These factors raise substantial doubt about our ability to continue as a going concern. We currently expect our existing cash, cash equivalents and marketable securities will be at least sufficient to fund our operations, as currently planned, through at least 2020. For more information, refer to “—Liquidity and Capital Resources” below and Note 2 to our condensed consolidated financial statements included elsewhere in this Annual Report.

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

Financial Overview

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical and pre-approval manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including the manufacturing of clinical trial material, manufacturing process development and validation, regulatory and clinical activities, and our TPE platform. We expense research and development costs as incurred.

We have limited research and discovery functions and are currently not materially investing in those areas. We have focused our resources on the clinical development of octreotide capsules, including our two international Phase 3 trials, CHIASMA OPTIMAL and MPOWERED. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly. We also expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. The successful development of octreotide capsules is highly uncertain.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, marketing, information technology and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and corporate, litigation, and intellectual property-related legal services.

Marketing expenses consist of professional fees related to preparation for the potential commercialization of octreotide capsules, if approved, as well as salaries and related benefits for commercial employees. Our marketing expenses for the six months ended June 30, 2019 and the year ended December 31, 2018 were immaterial. Following the positive top-line data from our CHIASMA OPTIMAL trial, which we released in July 2019, we have begun to incur additional pre-commercial marketing related expenses and we expect these expenses to substantially increase as we continue to prepare for the potential commercialization of octreotide capsules in the United States. In addition to anticipated future increases in marketing expenses, as we prepare for the potential commercialization of octreotide capsules and grow our operations, we have begun to incur additional other general and administrative expenses which we expect will continue to increase.

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

Results of Operations

Comparison for the Years Ended December 31, 2019 and 2018

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Research and Development

	2019	2018	$ Change	% change
	($ in thousands)
Research and development	$22,457	$22,362	$95	0%

During the year ended December 31, 2019, our total research and development expenses increased by $0.1 million to $22.5 million. This increase was primarily due to an increase in manufacturing and regulatory costs offset by a decrease in clinical trial costs.

General and Administrative

	2019	2018	$ Change	% change
	($ in thousands)
General and administrative	$15,122	$9,974	$5,148	52%

For the year ended December 31, 2019, our general and administrative expenses increased by $5.1 million to $15.1 million. This increase was primarily due to the initiation of pre-commercial activities and an increase in compensation-related expenses primarily in the second half of 2019, which were partially offset by a decrease in legal costs.

Other Income, net

Other income totaled $1.5 million for the year ended December 31, 2019, compared to $1.0 million for the year ended December 31, 2018, an increase of approximately $0.5 million. The increase was driven by the increase of our cash equivalents and marketable securities and an increase in the interest yield on our cash equivalents and marketable securities.

Provision (Benefit) from Income Taxes

Our total tax provision was $0.3 million for the year ended December 31, 2019, representing an effective tax rate of (0.8%), as compared to a tax benefit of $31,000 for the year ended December 31, 2018, representing an effective tax rate of 0.10%.

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

General and Administrative

	2018	2017	$ Change	Percent change
	($ in thousands)
General and administrative	$9,974	$9,146	$828	9%

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

Benefit for Income Taxes

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

At December 31, 2017, we had approximately $1.0 million of federal alternative minimum tax credit carryforwards that do not expire. Federal tax reform, enacted in December 2017, allows for U.S. federal alternative minimum tax credit carryforwards to be refunded between 2019 and 2022. We have a history of generating losses and are forecasting that they will not generate taxable income through 2022 which would otherwise limit our ability to realize the U.S. Federal alternative minimum tax credit. Accordingly, we have recorded the U.S. Federal alternative minimum tax credit as a benefit to the income tax provision for the year ended December 31, 2017.

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, to fund our operations, we completed a follow-on public offering of common stock in which we raised $34.5 million in gross proceeds, or $32.2 million in net proceeds after underwriting fees and offering expenses. In August 2019, to fund our operations, we completed a follow-on public offering of common stock in which we raised $55.9 million in gross proceeds, or $52.3 million in net proceeds after underwriting fees and offering expenses. We filed a $200.0 million shelf registration statement on Form S-3 with the SEC in September 2019, which the SEC declared effective in September 2019. As of December 31, 2019, our cash and cash equivalents were $27.9 million, of which $0.6 million was held by our Israeli subsidiary. In addition, as of December 31, 2019, we have $64.5 million invested in short-term marketable securities.

Plan of Operations, Future Funding Requirements and Going Concern

We expect that our primary uses of capital will be associated with the planned commercialization of octreotide capsules in the United States, if approved, and the manufacturing of octreotide capsules for market consumption, if approved, seeking regulatory approval of octreotide capsules in the United States and European Union, including clinical trial costs (including our international Phase 3 MPOWERED clinical trial to support regulatory approval of octreotide capsules in the European Union and our international Phase 3 CHIASMA OPTIMAL clinical trial open label extension), medical affairs activities, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the United States and European Union, compensation and related expenses, third-party clinical development services, and other general operating costs.

As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $92.4 million. Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Annual Report. We will require additional capital to sustain our operations, including our potential commercial launch. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, and we will also opportunistically consider license and collaboration agreements with potential partners and other non-dilutive financing arrangements. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development or future commercialization efforts. These factors raise substantial doubt about our ability to continue as a going concern. We currently expect our existing cash, cash equivalents and marketable securities will be at least sufficient to fund our operations, as currently planned, through at least 2020. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcome of the development and regulatory review of octreotide capsules and our planned prior approval manufacturing supplements;

•	the progress and results of our ongoing clinical trials of octreotide capsules or any future clinical trials or studies we may conduct;

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

To the extent that we raise additional capital through future issuance of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration or other financing arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2019 and 2018:

	2019	2018
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(35,012)	$(24,091)
Investing activities	(35,657)	24,211
Financing activities	85,464	(1,663)

Operating Activities

Net cash used in operating activities was $35.0 million in 2019, and primarily consisted of $36.3 million in net loss, adjusted for non-cash items of $3.1 million (primarily stock-based compensation of $3.3 million and partially offset by amortization of premium on marketable securities) and was offset by working capital decreases of $1.8 million (primarily driven by the increase in prepaid expenses and other current assets which was partially offset by an increase in accounts payable and accrued expenses). Net cash used in operating activities was $24.1 million in 2018, and primarily consisted of $31.3 million in net loss, adjusted for non-cash items of $2.4 million (primarily stock-based compensation of $2.7 million and partially offset by amortization of premium on marketable securities) and was offset by working capital decreases of $4.8 million (primarily driven by the increase in accounts payable and accrued expenses and the decreases in prepaid and other current assets and other assets).

Investing Activities

Net cash used in investing activities was $35.7 million in 2019, primarily related to the net purchases of marketable securities driven by the net proceeds received from the follow-on public offerings that were completed in April and August 2019. Net cash provided by investing activities was $24.2 million in 2018, primarily related to the net maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $85.5 million in 2019, primarily related to the net proceeds received from the follow-on public offerings that were completed in April and August 2019 and the net proceeds from a short-term borrowing. Net cash used in financing activities was $1.7 million in 2018 related to the third and final $1.7 million installment payment on the termination of the Roche license agreement and was partially offset by the proceeds resulting from the exercise of stock options.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	($ in thousands)
Purchase obligations	$11,604	$11,604	$—	$—	$—
Operating leases	1,757	609	1,148	—	—

Total contractual obligations	$13,361	$12,213	$1,148	$—	$—

Purchase Obligations. This amount represents API purchase commitments under non-cancelable agreements.

Operating Leases. This amount represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2019 for our current and future facilities in the U.S. and Israel. The minimum lease payments do not include common area maintenance charges or real estate taxes.

The table excludes potential payments we may be required to make under manufacturing and CRO agreements as the timing of when these payments will be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, accounting for stock-based compensation, and accounting for certain accruals. We assess these estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Stock-based Compensation

We account for all stock-based compensation to employees and nonemployees based on their fair values on the date of grant. For stock-based awards with only service conditions, we recognize compensation on a straight-line basis over the requisite service period, which is usually the vesting period of the award, net of any actual forfeitures.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, we had $27.9 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short-term corporate notes. In addition, we had $64.5 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of short-term investments of $0.2 million. As of December 31, 2019, we did not have any outstanding variable interest rate nor long-term borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months has been approximately (7)%, (2)% and 1%, respectively. As of December 31, 2019, we held $0.6 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2019, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(d)) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

3.2	Amended and Restated Bylaws of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015

4.1	Form of Common Stock certificate of the Company, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

4.2	Amended and Restated Investors’ Rights Agreement, by and between the Company and the Investors named therein, dated as of December 16, 2014, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.3	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series D preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.4	Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series E preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

4.5*	Description of Capital Stock

10.1†	Israeli Stock Option Plan 2003 and forms of agreements thereunder, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.2†	2015 Stock Option and Incentive Plan and forms of agreement thereunder, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.3†	2015 Employee Stock Purchase Plan, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.4†	Senior Executive Cash Incentive Bonus Plan, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949)

10.5†	Employment Agreement dated as of May 31, 2019 by and between the Company and Raj Kannan, incorporated by reference from our Current Report on Form 8-K filed on June 5, 2019, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020

10.6†	Amended and Restated Employment Agreement dated as of May 31, 2019 by and between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on June 5, 2019, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020

10.7†	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and Drew Enamait, incorporated by reference from our Current Report on Form 8-K filed on February 28, 2018, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020

10.8†	Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and William Ludlam, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 10, 2018, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020

10.9†*	Amended and Restated Employment Agreement dated as of February 14, 2020 by and between the Company and Lee G. Giguere

10.10	Form of Indemnification Agreement, to be entered into between the Company and its directors and officers, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.11†	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 5, 2017

10.12	Lease dated as of November 15, 2017 by and between the Company and NWALP TPOP Property Owner LLC, incorporated by reference from our Annual Report on Form 10-K filed on March 20, 2018

10.13*	Sublease dated as of October 11, 2019 by and between the Company and PTC, Inc.

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2019 and 2018, (b) our Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017, (c) our Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017 and (e) the Notes to such Consolidated Financial Statements

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Name	Title	Date

/s/ Raj Kannan Raj Kannan	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ Mark J. Fitzpatrick Mark J. Fitzpatrick	President (Principal Financial Officer)	March 16, 2020

/s/ Drew Enamait Drew Enamait	Vice President, Finance and Administration (Principal Accounting Officer)	March 16, 2020

/s/ David Stack David Stack	Director	March 16, 2020

/s/ Todd Foley Todd Foley	Director	March 16, 2020

/s/ Bard Geesaman, M.D., Ph.D. Bard Geesaman, M.D., Ph.D.	Director	March 16, 2020

/s/ Roni Mamluk, Ph.D. Roni Mamluk, Ph.D.	Director	March 16, 2020

/s/ Scott Minick	Director	March 16, 2020
Scott Minick

/s/ John Scarlett, M.D. John Scarlett, M.D.	Director	March 16, 2020

/s/ John F. Thero John F. Thero	Director	March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Chiasma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chiasma, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach and utilizing the effective date as its date of adoption.

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

March 16, 2020

We have served as the Company’s auditor since 2016.

CHIASMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(in thousands except share data)
Assets
Current Assets
Cash and cash equivalents	$27,855	$13,060
Marketable securities	64,520	28,602
Insurance recovery (Note 12)	—	18,288
Prepaid expenses and other current assets	3,881	2,237

Total current assets	96,256	62,187
Property and equipment, net	334	111
Other assets	2,236	958

Total assets	$98,826	$63,256

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,253	$2,029
Estimated settlement liability (Note 12)	—	18,750
Accrued expenses	7,576	7,848
Other current liabilities	546	—

Total current liabilities	11,375	28,627
Long-term liabilities	1,682	505

Total liabilities	13,057	29,132

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at December 31, 2019 and December 31, 2018; issued and outstanding 42,078,416 shares at December 31, 2019 and 24,456,120 shares at December 31, 2018	421	245
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	358,245	270,509
Accumulated other comprehensive income (loss)	37	(16)
Accumulated deficit	(272,934)	(236,614)

Total stockholders’ equity	85,769	34,124

Total liabilities and stockholders’ equity	$98,826	$63,256

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$15,122	$9,974	$9,146
Research and development	22,457	22,362	17,948
Restructuring charges	—	—	1,038

Total operating expenses	37,579	32,336	28,132

Loss from operations	(37,579)	(32,336)	(28,132)
Other income, net	(1,543)	(1,044)	(716)

Loss before income taxes	(36,036)	(31,292)	(27,416)
Provision (benefit) for income taxes	284	(31)	(590)

Net loss	$(36,320)	$(31,261)	$(26,826)

Earnings per share
Basic	$(1.06)	$(1.28)	$(1.10)

Diluted	$(1.06)	$(1.28)	$(1.10)

Weighted-average shares outstanding:
Basic	34,204,284	24,399,706	24,366,681

Diluted	34,204,284	24,399,706	24,366,681

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(36,320)	$(31,261)	$(26,826)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net	53	43	(50)

Total other comprehensive income (loss):	53	43	(50)

Comprehensive loss	$(36,267)	$(31,218)	$(26,876)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2016	24,359,584	$244	$264,017	$(9)	$(178,527)	$85,725
Stock-based compensation	—	—	3,522	—	—	3,522
Exercise of stock options	22,021	—	2	—	—	2
Additional paid-in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(26,826)	(26,826)

Balance, December 31, 2017	24,381,605	244	267,642	(59)	(205,353)	62,474

Stock-based compensation	—	—	2,730	—	—	2,730
Exercise of stock options	74,515	1	36	—	—	37
Additional paid-in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive income	—	—	—	43	—	43
Net loss	—	—	—	—	(31,261)	(31,261)

Balance, December 31, 2018	24,456,120	245	270,509	(16)	(236,614)	34,124

Stock-based compensation	—	—	3,270	—	—	3,270
Exercise of stock options	192,711	2	48	—	—	50
Issuance of common stock in follow-on offerings, net	17,429,585	174	84,402	—	—	84,576
Additional paid-in capital on account of vested portion of restricted stock	—	—	16	—	—	16
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(36,320)	(36,320)

Balance, December 31, 2019	42,078,416	$421	$358,245	$37	$(272,934)	$85,769

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Operating Activities:
Net loss	$(36,320)	$(31,261)	$(26,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	55	88	152
Stock-based compensation	3,270	2,730	3,522
Amortization of premium on marketable securities, net	(515)	(440)	(150)
Amortization of right-of-use asset	319	—	—
Provision (benefit) for deferred income taxes	(22)	16	(884)
Non-cash interest expense	—	5	131
Loss on disposal of property and equipment	29	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,420)	471	820
Insurance recovery (Note 12)	18,288	—	—
Accounts payable and accrued expenses	111	4,349	(1,616)
Settlement liability (Note 12)	(18,750)	—	—
Other assets	(107)	9	402
Other current and long-term liabilities	50	(58)	25

Net cash used in operating activities	(35,012)	(24,091)	(24,424)
Investing Activities:
Purchase of marketable securities	(99,726)	(38,010)	(89,163)
Maturities of marketable securities	64,376	62,227	92,898
Purchases of property and equipment	(307)	(6)	(23)

Net cash provided by (used in) investing activities	(35,657)	24,211	3,712
Financing Activities:
Proceeds from the issuance of common stock, net	84,576	—	—
Exercise of stock options	50	37	2
Payments under license termination agreement	—	(1,700)	(1,700)
Proceeds from short-term borrowing	1,675	—	—
Payments of short-term borrowing	(837)	—	—

Net cash provided by (used in) financing activities	85,464	(1,663)	(1,698)

Net increase (decrease) in cash and cash equivalents	14,795	(1,543)	(22,410)
Cash and cash equivalents, beginning of year	13,060	14,603	37,013

Cash and cash equivalents, end of year	$27,855	$13,060	$14,603

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$380	$333	$51

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Chiasma, Inc. is a clinical, late-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our TPE platform-based clinical product candidate, for the treatment of acromegaly. In July 2019, we reported positive top-line data from our second completed Phase 3 clinical trial of octreotide capsules in adult patients for the treatment of acromegaly. The trial, referred to as CHIASMA OPTIMAL, was a randomized, double-blind, placebo-controlled, nine-month trial that enrolled 56 adult acromegaly patients. We initiated this trial following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017. In December 2019, we resubmitted our New Drug Application (“NDA”) and in early January 2020 the FDA accepted it for review and assigned a Prescription Drug User Fee Act, (“PDUFA”) target action date of June 26, 2020.

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

We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules per the protocol following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED and in January 2020 completed the randomization in the trial.

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

Consideration of Going Concern and Management’s Plans

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

We have incurred substantial operating losses since inception, and we expect our operating losses and negative operating cash flows to continue for the foreseeable future. For the year ended December 31, 2019, we had a net loss of $36.3 million and used $35.0 million of cash in operations. At December 31, 2019, we had cash, cash equivalents and marketable securities of $92.4 million and an accumulated deficit of $272.9 million. We expect to continue to incur significant costs in the upcoming year as we prepare for the potential approval and commercial launch of octreotide capsules in the United States. The FDA has assigned a PDUFA target date of June 26, 2020 to our NDA resubmission. We also plan to continue to fund our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. Our current combined cash, cash equivalents and marketable securities are not sufficient to fund these activities, as currently planned, for one year after the date these consolidated financial statements are issued. Accordingly, we believe these conditions, in the aggregate, raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the date the consolidated financial statements are issued.

In order to fund these efforts, we expect to finance our cash needs through a combination of equity and debt financings, and we will also opportunistically consider license and collaboration agreements with potential partners and other non-dilutive financing arrangements to the extent such sources are identified and available. If FDA approval is obtained, we plan to use revenues, if any, generated from the sale of octreotide capsules in the U.S. to fund our operations. While we believe our plans to raise additional funds and generate product sales will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Further, while we have received a PDUFA date from the FDA, there can be no assurances that FDA approval of octreotide capsules will be received.

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

Marketable Securities

Our investments primarily consist of commercial paper and corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in other income, net, on our consolidated statements of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income (loss) includes unrealized gains and losses on available for sale securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income (loss) for the years ended December 31, 2019, 2018 or 2017.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business in one operating segment.

Other assets

Other assets consist of right of use assets, long-term restricted deposits, prepayments, and deferred tax assets. Long-term restricted deposits represent interest-bearing money market accounts held as security deposits against bank guarantees.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

Asset Category	Estimated Useful Lives
Computer equipment and software	3 years
Office furniture and equipment	7—17 years (mainly 7)
Machinery and equipment	5—7 years
Leasehold improvements	The lesser of lease term or estimated useful lives

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and to be recognized. The amount of impairment loss to be recognized is the excess of the carrying value over the fair value of the related asset. We did not record any impairments during the years ended December 31, 2019, 2018 and 2017.

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

Stock-based compensation

We account for all stock-based compensation to employees and nonemployees based on their fair values on the date of grant. For stock-based awards with only service conditions, we recognize compensation on a straight-line basis over the requisite service period, which is usually the vesting period of the award, net of any actual forfeitures.

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

Earnings per share

We compute basic earnings per share by dividing net loss by the weighted average number of common shares outstanding for the period. We compute diluted earnings per common share after giving consideration to all potentially dilutive common shares, including stock options and warrants outstanding during the period, except where the effect of such non-participating securities would be antidilutive.

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes a right-of-use model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective approach, which includes a number of optional practical expedients that we have elected to apply, is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. On January 1, 2019, we adopted this standard using a modified retrospective approach. As of January 1, 2019, we recorded a right-of-use asset of $0.3 million and an operating lease liability of $0.3 million.

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

3. Investments

Our investments consisted of the following as of December 31, 2019 and 2018:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	45,584	20	—	45,604
Commercial paper	20,899	17	—	20,916

Total	$89,495	$37	$—	$89,532

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$11,612	$—	$—	$11,612
Corporate notes	7,234	—	(3)	7,231
Commercial paper	21,384	—	(13)	21,371

Total	$40,230	$—	$(16)	$40,214

As of December 31, 2019, we do not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as we have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the years ended December 31, 2019, 2018 or 2017.

The fair values of our investments by classification in our consolidated balance sheets as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	($ in thousands)
Cash and cash equivalents	$25,012	$11,612
Marketable securities	64,520	28,602

Total	$89,532	$40,214

Cash and cash equivalents in the table above exclude cash of $2.8 million and $1.4 million as of December 31, 2019 and 2018, respectively. The contractual maturity dates of all of our investments are less than one year.

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

Level 1—Quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

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

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	—	2,000	—	2,000

Total cash equivalents	$23,012	$2,000	$—	$25,012
Marketable securities:
Corporate notes	$—	$43,604	$—	$43,604
Commercial paper	—	20,916	—	20,916

Total marketable securities	$—	$64,520	$—	$64,520

Total	$23,012	$66,520	$—	$89,532

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$11,612	$—	$—	$11,612

Total cash equivalents	$11,612	$—	$—	$11,612
Marketable securities:
Corporate notes	$—	$7,231	$—	$7,231
Commercial paper	—	21,371	—	21,371

Total marketable securities	$—	$28,602	$—	$28,602

Total	$11,612	$28,602	$—	$40,214

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2019 or 2018. We did not have any Level 3 assets being measured at fair value on a recurring basis as of December 31, 2019 or 2018. There were no transfers between measurement levels during the years ended December 31, 2019 and 2018.

5. Earnings per Share

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the years ended December 31, 2019, 2018 and 2017. Since we have reported a net loss for the years ended December 31, 2019, 2018 and 2017, diluted net loss per share is the same as basic net loss per share for those periods.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	($ in thousands)
Computer equipment and software	$431	$357
Office furniture and equipment	108	155
Machinery and equipment	115	—

Property and equipment, at cost	654	512
Less accumulated depreciation	(320)	(401)

Property and equipment, net	$334	$111

Depreciation expense was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	($ in thousands)
Accrued general and administrative expenses	$647	$2,120
Accrued research and development expenses	4,219	4,557
Accrued payroll and employee benefits	1,872	1,171
Short-term borrowing	838	—

Total accrued expenses	$7,576	$7,848

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

9. Warrants

As of December 31, 2019, there are warrants for the purchase of 3,567,015 shares of common stock outstanding, with exercise prices ranging from $0.09 to $9.13. Such warrants were issued between October 2012 and February 2015 and have expiration dates ranging from March 2022 through December 2024. There were no warrants issued or exercised during the year ended December 31, 2019.

10. Stock Incentive Plan

In 2008, our Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the grant of incentive stock options, nonqualified stock options, and restricted stock to our employees, directors, and nonemployees up to 3,547,741 shares of common stock. Option awards expire 10 years from the grant date and generally vest over four years; however, vesting conditions can vary at the discretion of our Board of Directors.

In July 2015, we approved a 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, restricted stock, and other stock-based awards to employees, directors, and nonemployees of Chiasma up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2020 and 2019, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 1,683,136 and 978,245 shares of common stock, respectively, pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. The Board of Directors determined there would be no increase to the shares reserved and available under the 2015 Stock Plan on January 1, 2018. As of December 31, 2019, the total number of shares authorized for stock award plans is 8,092,282 of which 1,021,108 remain available for grant. There are 6,489,692 stock options outstanding as of December 31, 2019. The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2019	2018	2017
Expected volatility	97%	77%	74%
Expected term (years)	6.0	6.2	5.7
Risk-free interest rate	1.93%	2.72%	1.81%
Expected dividend yield	0%	0%	0%

A summary of option activity as of December 31, 2019 and the year then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	4,373,674	$4.16	7.0	$3,140,879
Exercised	(192,711)	$0.26
Granted	2,336,233	$6.17
Forfeited / Expired	(27,504)	$2.62

Outstanding, December 31, 2019	6,489,692	$5.01	7.3	$8,166,882

Exercisable, December 31, 2019	3,537,464	$4.82	5.8	$5,433,126

Vested and expected to vest, December 31, 2019	6,489,692	$5.01	7.3	$8,166,882

The weighted-average grant date per-share fair value of stock options granted during 2019, 2018 and 2017 was $4.79, $1.06 and $0.95, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $1.0 million, $0.2 million and $40,000, respectively.

At December 31, 2019, there was $10.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based compensation expense for 2019, 2018 and 2017 consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
General and administrative	$2,243	$1,412	$1,510
Research and development	1,027	1,318	2,012

Total	$3,270	$2,730	$3,522

During 2015, two directors exercised options to purchase an aggregate of 122,644 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock was historically presented as a liability within the consolidated balance sheet, since we had the right to repurchase the unvested portion of the restricted stock following termination of the services of their holder. The liability was released to additional paid-in capital per the original vesting schedule of the options. As of December 31, 2019, the restricted shares were fully vested.

11. Income Taxes

Our loss before provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Domestic	$(36,407)	$(31,477)	$(27,703)
Foreign	371	185	287

Total	$(36,036)	$(31,292)	$(27,416)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Current provision for income taxes:
U.S.	$18	$12	$13
Foreign	288	(59)	281

Total current provision for income taxes	306	(47)	294
Deferred tax benefit—U.S. Federal	—	—	(956)
Deferred tax provision (benefit)—foreign	(22)	16	72

Total deferred provision (benefit) for income taxes	(22)	16	(884)

Total provision (benefit) for income taxes	$284	$(31)	$(590)

A reconciliation setting forth the differences between our effective tax rates and the U.S. federal statutory tax rate is as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S. federal tax provision at statutory rate	21.0%	21.0%	34.0%
State and local tax, net of federal benefit	5.6%	5.3%	4.4%
Foreign rate differences	0.1%	0.2%	0.8%
Non-deductible foreign stock compensation	(0.3%)	(0.4%)	(1.7%)
Effect of other permanent differences	(0.5%)	(0.3%)	(0.7%)
Uncertain tax positions	(0.4%)	0.2%	0.1%
Change in valuation allowance	(26.1%)	(26.0%)	33.2%
Federal Tax Reform Rate Change	0.0%	0.0%	(68.5%)
Other adjustments	(0.2%)	0.1%	0.6%

Effective tax rate	(0.8%)	0.1%	2.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
	($ in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$54,269	$45,722
Intangible and other related assets	379	333
Accrued expenses	710	482
Stock compensation	2,180	1,513
Lease liability	325	—
Other	18	77

Total deferred tax assets	57,881	48,127
Deferred tax liabilities:
Right of use asset	(291)	—

Total deferred tax liabilities	(291)	—
Valuation allowance	(57,560)	(48,119)

Net deferred tax assets	$30	$8

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future U.S. taxable income will be sufficient to realize our deferred tax assets. Accordingly, a full valuation allowance has been provided against our U.S. net deferred tax assets. The valuation allowance increased by $9.4 million and $8.1 million in 2019 and 2018, respectively. The increases in 2019 and 2018 were primarily the result of an increase in net operating loss (“NOL”) carryforwards.

At December 31, 2019, we had U.S. Federal and state NOL carryforwards totaling approximately $217.1 million and $167.2 million, respectively, that expire at various dates through 2037 with the exception of the Federal NOLs generated after December 31, 2017 of approximately $61.3 million which have an unlimited carryover period. At December 31, 2019, we had no Israeli NOL carryforwards.

We expect, our U.S. Federal alternative minimum tax credit to go unutilized and become refundable in future periods. The tax reform also allows us to receive the U.S. Federal alternative minimum tax credit carryforward in the form of a refund on our 2018 through 2021 Federal tax returns. We have a history of generating losses and are forecasting that we will not generate taxable income through 2021 which would otherwise limit our ability to realize our U.S. Federal alternative minimum tax credit. Accordingly, we have recorded a receivable of $0.5 million and $1.0 million for the U.S. Federal alternative minimum tax credit refund in the accompanying consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset our U.S. Federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. We have determined that we experienced an ownership change for purposes of Section 382 in August 2005, May 2008, and February 2015. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the U.S. Federal level. The annual limit is approximately $1.2 million for 2015, and each year thereafter.

If we perform a Section 382 study in the future and conclude that have in fact undergone an ownership change, our NOL carryforwards may be substantially limited.

Our Israeli subsidiary has been recognized as a research and development company by the Head of the Israeli Administration of Industrial Research and Development and is entitled to tax benefits by virtue of the “beneficiary enterprise” status granted to part of its business activities under the Israeli Law for the Encouragement of Capital Investments 1959. The tax benefits include reduced tax rates on the research and development portion of its income during the first ten years of the benefit period (commenced in 2008). We benefit from a 16% tax rate for its income derived from research and development activities. Our tax rate on income from non-research and development activities is 23.0%. The continued application of the tax benefits is subject to certain conditions as defined by Israeli law.

As part of the transition tax provision, we have a deemed repatriation of all of our undistributed earnings as of December 31, 2019. However, our subsidiary’s earnings, if distributed, would still be subject to local withholding tax and state income taxes. The subsidiary has undistributed earnings of approximately $1.7 million as of December 31, 2019, which is considered to be permanently reinvested in the operations of the subsidiary. If the earnings were to be distributed to the U.S. parent, they would be subject to Israeli withholding and state income tax liabilities. The unrecognized deferred tax liability is approximately $0.2 million.

We file U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As we are in a loss carry-forward position, we are generally subject to U.S. Federal and state examinations for all years for which the Company generated losses that are included in the available losses carried forward to the current period. As of December 31, 2019, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

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

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Uncertain tax position at the beginning of year	$391	$471	$460
Additions for uncertain tax positions of prior year	177	—	45
Additions for uncertain tax positions of current year	—	—	—
Reductions for settlements with taxing authorities	—	—	—
Reductions for lapses of the applicable statutes of limitations	—	(80)	(34)

Uncertain tax position at the end of the year	$568	$391	$471

12. Commitments and Contingencies

Manufacturing Commitments

As of December 31, 2019, we had outstanding purchase orders for the acquisition of API in the aggregate amount of $11.6 million. The payments on these orders will occur following the deliveries of the API which are anticipated during 2020.

Legal Proceedings

On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled Gerneth v. Chiasma, Inc., et al. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding our first Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint added as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff sought an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 14, 2019, the court issued an order of preliminary approval of the settlement. As a result of this settlement agreement, we recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018 which represents the estimated insurance claim proceeds from our insurance carriers. On June 27, 2019, the court issued an order of final approval of the settlement. The litigation insurance settlement recovery and litigation settlement liability were settled during the three months ended June 30, 2019.

13. Leases

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

We determine if an arrangement is a lease at inception. We have operating leases for our office spaces and certain automobiles. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease right-of-use asset also includes direct costs incurred and is reduced by lease incentives. Lease agreements with lease and non-lease components are accounted for separately. As our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We recognize operating lease expense on a straight-line basis over the lease term.

In October 2019, we entered into a sublease agreement for our new corporate headquarters in Needham, Massachusetts with a three-year term commencing on December 7, 2019. We were required to provide the sublandlord with a security deposit in the amount of $0.1 million.

Year Ending December 31,
2019
($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$366

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$219
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,690

For the years ended December 31, 2018 and 2017, we recognized rent expense of $0.2 million and $1.0 million, respectively.

Our operating lease right-of-use assets are recorded within other assets on our consolidated balance sheets.

December 31, 2019
($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$1,371

Other current liabilities	$465
Long-term liabilities	1,036

Total operating lease liabilities	$1,501

Weighted average remaining lease term—operating leases	31 Months
Weighted average discount rate—operating leases	10.8%

Future lease payments under noncancelable leases as of December 31, 2019 are as follows:

($ in thousands)
2020	$609
2021	661
2022	487

Total future minimum lease payments	1,757
Less: imputed interest	(256)

Total	$1,501

14. Related Party Transactions

In August 2014, we signed a consulting agreement, which was most recently amended in March 2018, with one of our investors and a representative of this investor to serve as our head of clinical. Payments for services rendered by the head of clinical were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Related to this consulting agreement, there were $0.1 million of accrued liabilities as of December 31, 2019 and 2018, respectively, recorded in our consolidated balance sheets.

15. Employee Benefit Plans

Pursuant to the Israeli Severance Pay Law 1963, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of Chiasma (Israel) Ltd. are included under Section 14 of the Severance Pay Law, under which these employees are entitled to monthly deposits, which relieve us from future obligations under this law. As a result, no assets or liabilities are recorded in the accompanying consolidated balance sheets. In addition, we make mandated monthly contributions to an Israeli government retirement benefit plan for our Israeli employees. Beginning in 2016, we provide a 401(k) profit-sharing plan covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. All matching contributions and participant contributions vest immediately. During the years ended December 31, 2019, 2018 and 2017, we recorded expenses of $0.2 million, $0.2 million and $0.2 million, respectively, related to these employee benefit plans.

16. Restructuring Charges

In August 2016, we announced a corporate restructuring plan which included an immediate reduction of approximately 44% of our workforce. In November 2017, we finalized the termination of our lease agreement on our 24,000 square foot office facility in Waltham, MA which we no longer required following the 2016 workforce reductions. As a result, we recorded approximately $1.0 million of restructuring expenses during the year ended December 31, 2017, which consisted of a lease termination payment of $1.0 million, the write-off of office furniture and equipment of $0.4 million offset by the release of deferred rent liabilities of $0.4 million associated with the terminated lease.

We did not incur any restructuring expenses during the years ended December 31, 2019 and 2018.

Activity related to accrued restructuring costs during the year ended December 31, 2017 is as follows:

2017
Balance at beginning of year	$283
Plus:
Current year restructuring costs	1,038
Less:
Lease termination costs	(1,038)
Payment of employee severance costs	(283)

Balance at end of year	$—

17. Other Income, net

Other income, net is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Loss / (gain) on foreign currency transactions, net	$75	$(37)	$81
Interest income	(1,573)	(1,013)	(928)
Interest expense	19	6	131
Other income	(64)	—	—

Total	$(1,543)	$(1,044)	$(716)

18. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	($ in thousands, except for per share data)
Loss from operations	$(8,921)	$(8,166)	$(8,226)	$(12,266)
Net loss	(8,750)	(7,840)	(7,683)	(12,047)
Earnings per share
Basic	$(0.36)	$(0.25)	$(0.20)	$(0.29)
Diluted	$(0.36)	$(0.25)	$(0.20)	$(0.29)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	($ in thousands, except for per share data)
Loss from operations	$(7,297)	$(8,932)	$(7,718)	$(8,389)
Net loss	(7,043)	(8,673)	(7,470)	(8,075)
Earnings per share
Basic	$(0.29)	$(0.36)	$(0.31)	$(0.32)
Diluted	$(0.29)	$(0.36)	$(0.31)	$(0.32)