Form 10-Q
period 2020-03-31
CHIASMA, INC
filed 2020-05-07
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37500

Chiasma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0722250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Kendrick Street, Building C East

Needham, Massachusetts 02494

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

As of May 4, 2020, there were 42,265,341 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include all matters that are not related to present facts or current conditions or that are not historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. The words “anticipate,” “believe,” “could,” “continue,” “should,” “predict,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	our efforts to potentially obtain regulatory approval of octreotide capsules, conditionally trade-named MYCAPSSA ®, in the United States;

•	the timing of the regulatory review process, including our expectation that the FDA will respond to our NDA resubmission by the June 26, 2020 Prescription Drug User Fee Act, or PDUFA date;

•	our expected commercial launch timing of MYCAPSSA in the United States, if FDA approval of our NDA and our first planned prior approval manufacturing supplement is obtained;

•

our ability to obtain supply of sufficient amounts of octreotide capsules to support our planned commercial launch in the United States, if FDA approval of our NDA and our planned prior approval manufacturing supplements is obtained, and clinical trials;

•	our development of octreotide capsules for the treatment of acromegaly;

•	our efforts to potentially obtain regulatory approval of octreotide capsules in the European Union by conducting the MPOWERED Phase 3 clinical trial;

•	the timing and receipt and announcement of top-line and other clinical data, including our ability to release top-line data from the MPOWERED trial during the fourth quarter of 2020;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

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

These forward-looking statements are not exhaustive. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our prior filings with the U.S. Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$42,555	$27,855
Marketable securities	36,707	64,520
Prepaid expenses and other current assets	4,877	3,881

Total current assets	84,139	96,256
Property and equipment, net	590	334
Other assets	1,993	2,236

Total assets	$86,722	$98,826

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,450	$3,253
Accrued expenses	7,238	7,576
Other current liabilities	716	546

Total current liabilities	13,404	11,375
Long-term liabilities	1,575	1,682

Total liabilities	14,979	13,057

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at March 31, 2020 and December 31, 2019; issued and outstanding 42,265,341 shares at March 31, 2020 and 42,078,416 shares at December 31, 2019	423	421
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	359,637	358,245
Accumulated other comprehensive income	3	37
Accumulated deficit	(288,320)	(272,934)

Total stockholders’ equity	71,743	85,769

Total liabilities and stockholders’ equity	$86,722	$98,826

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$7,582	$2,450
Research and development	8,125	6,471

Total operating expenses	15,707	8,921

Loss from operations	(15,707)	(8,921)
Other income, net	(398)	(184)

Loss before income taxes	(15,309)	(8,737)
Provision for income taxes	77	13

Net loss	(15,386)	(8,750)

Earnings per share
Basic	$(0.36)	$(0.36)

Diluted	$(0.36)	$(0.36)

Weighted-average shares outstanding:
Basic	42,187,694	24,466,617

Diluted	42,187,694	24,466,617

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(15,386)	$(8,750)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net	(34)	18

Total other comprehensive income (loss):	(34)	18

Comprehensive loss	$(15,420)	$(8,732)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2019	42,078,416	$421	$358,245	$37	$(272,934)	$85,769
Stock-based compensation	—	—	1,162	—	—	1,162
Exercise of stock options	186,925	2	230	—	—	232
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(15,386)	(15,386)

Balance, March 31, 2020	42,265,341	$423	$359,637	$3	$(288,320)	$71,743

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2018	24,456,120	$245	$270,509	$(16)	$(236,614)	$34,124
Stock-based compensation	—	—	622	—	—	622
Exercise of stock options	33,839	—	3	—	—	3
Additional paid in capital on account of vested portion of restricted stock	—	—	16	—	—	16
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(8,750)	(8,750)

Balance, March 31, 2019	24,489,959	$245	$271,150	$2	$(245,364)	$26,033

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Activities:
Net loss	$(15,386)	$(8,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26	16
Stock-based compensation	1,162	622
Accretion on marketable securities, net	(65)	(131)
Amortization of right-of-use asset	121	39
Benefit for deferred income taxes	(24)	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,298)	1,015
Accounts payable and accrued expenses	2,924	(751)
Other assets	(19)	9
Other current and long-term liabilities	(31)	(9)

Net cash used in operating activities	(12,590)	(7,950)
Investing Activities:
Purchases of marketable securities	(8,927)	(12,282)
Maturities of marketable securities	36,771	17,250
Purchases of property and equipment	(282)	(7)

Net cash provided by investing activities	27,562	4,961
Financing Activities:
Exercise of stock options	232	3
Payments of short-term borrowing	(504)	—

Net cash provided by (used in) financing activities	(272)	3

Net increase (decrease) in cash and cash equivalents	14,700	(2,986)
Cash and cash equivalents, beginning of period	27,855	13,060

Cash and cash equivalents, end of period	$42,555	$10,074

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

1.	Description of Business and Summary of Significant Accounting Policies

Chiasma, Inc. is a clinical, late stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. We are currently developing oral octreotide capsules, conditionally trade-named “MYCAPSSA”, our TPE platform-based clinical product candidate, for the treatment of acromegaly. In July 2019, we reported positive top-line data from our second completed Phase 3 clinical trial of octreotide capsules in adult patients for the treatment of acromegaly. The trial, referred to as CHIASMA OPTIMAL, was a randomized, double-blind, placebo-controlled, nine-month trial that enrolled 56 adult acromegaly patients. We initiated this trial following our agreement with the United States Food and Drug Administration (“FDA”) on the design of the trial, reached through a Special Protocol Assessment in August 2017. In December 2019, we resubmitted our New Drug Application (“NDA”) and in early January 2020 the FDA accepted it for review and assigned a Prescription Drug User Fee Act, (“PDUFA”) target action date of June 26, 2020.

Acromegaly is a rare and debilitating condition that is caused by the body’s production of excess growth hormone. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules.

We are also currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules per the protocol following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED and in January 2020 completed the randomization in that trial.

In April 2019, we completed a follow-on public offering of common stock in which we sold 7,263,158 shares of common stock at $4.75 per share for aggregate net proceeds of approximately $32.2 million after underwriting fees and offering expenses.

In August 2019, we completed a follow-on public offering of common stock in which we sold 10,166,427 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $52.3 million after underwriting fees and offering expenses.

In April 2020, we entered into an Open Market Sales Agreement (“ATM Agreement”) for “at the market offerings” with Jefferies LLC (“Jefferies”), which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

In April 2020, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Financing Agreement”) with Healthcare Royalty Partners IV, L.P. (“HCR”) for up to $75.0 million. The initial funding of $25.0 million, less certain transaction expenses, was completed in April 2020 (see Note 6).

Consideration of Going Concern and Management’s Plans

Under the existing accounting guidance, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed consolidated financial statements are issued. When substantial doubt is determined to exist, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans; however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

We have incurred substantial operating losses since inception, and we expect our operating losses and negative operating cash flows to continue for the foreseeable future. For the three months ended March 31, 2020, we had a net loss of $15.4 million and used $12.6 million of cash in operations. For the year ended December 31, 2019, we had a net loss of $36.3 million and used $35.0 million of cash in operations. At March 31, 2020, we had cash, cash equivalents and marketable securities of $79.3 million and an accumulated deficit of $288.3 million. We expect to continue to incur significant costs in the upcoming year as we prepare for the potential approval and commercial launch of octreotide capsules in the United States. The FDA has assigned a PDUFA target action date of June 26, 2020 to our NDA resubmission. We also plan to continue to fund our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. Our current combined cash, cash equivalents and marketable securities are not sufficient to fund these activities, as currently planned, for one year after the date these condensed consolidated financial statements are issued. Accordingly, we believe these conditions, in the aggregate, raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the date the condensed consolidated financial statements are issued.

In order to fund these efforts, in part, we entered into a $75.0 million Revenue Interest Financing Agreement with HCR, $50.0 million of which funding remains contingent upon the achievement of certain milestones. We expect to further finance our cash needs through equity financings, and we will also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing to the extent such sources are identified and available. If FDA approval is obtained, we also plan to use revenues, if any, generated from the sale of octreotide capsules in the U.S. to fund our operations. While we believe our plans to achieve the Revenue Interest Financing Agreement funding milestones, to raise additional funds and generate product sales will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Further, while we have received a PDUFA target action date from the FDA, there can be no assurances that FDA approval of octreotide capsules will be received.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any other subsequent interim period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, accounting for stock-based compensation, income taxes, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued new guidance which will require more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. On January 1, 2020, we adopted this standard. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

2. Investments

Our investments consisted of the following as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$41,312	$—	$—	$41,312
Corporate notes	21,527	1	(17)	21,511
Commercial paper	15,177	19	—	15,196

Total	$78,016	$20	$(17)	$78,019

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	45,584	20	—	45,604
Commercial paper	20,899	17	—	20,916

Total	$89,495	$37	$—	$89,532

As of March 31, 2020, we consider those securities that are in an unrealized loss position are temporary and are not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three months ended March 31, 2020 or 2019.

The fair values of our investments by classification in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$41,312	$25,012
Marketable securities	36,707	64,520

Total	$78,019	$89,532

Cash and cash equivalents in the table above exclude cash of $1.2 million and $2.8 million as of March 31, 2020 and December 31, 2019, respectively. The contractual maturity dates of all of our investments are less than one year.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$41,312	$—	$—	$41,312

Total cash equivalents	$41,312	$—	$—	$41,312
Marketable securities:
Corporate notes	$—	$21,511	$—	$21,511
Commercial paper	—	15,196	—	15,196

Total marketable securities	—	36,707	—	36,707

Total	$41,312	$36,707	$—	$78,019

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in thousands)
Cash equivalents:
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	—	2,000	—	2,000

Total cash equivalents	$23,012	$2,000	$—	$25,012
Marketable securities:
Corporate notes	$—	$43,604	$—	$43,604
Commercial paper	—	20,916	—	20,916

Total marketable securities	—	64,520	—	64,520

Total	$23,012	$66,520	$—	$89,532

Our cash equivalents are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2020 or December 31, 2019. We did not have any Level 3 assets being measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

4. Earnings per Share of Common Stock

All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three months ended March 31, 2020 and 2019.

5. Accrued Expenses

As of March 31, 2020 and December 31, 2019, accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	($ in thousands)
Accrued general and administrative expenses	$1,488	$647
Accrued research and development expenses	3,964	4,219
Accrued payroll and employee benefits	1,451	1,872
Short-term borrowing	335	838

Total accrued expenses	$7,238	$7,576

6. Deferred Royalty Obligation

In April 2020, we entered into the Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments, and milestones (the “Revenue Interests”). Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020 and are entitled to receive an additional $25.0 million subject to the FDA approval of MYCAPSSA for the maintenance treatment of adults with acromegaly before the first anniversary of the initial closing (the “FDA Condition”) and customary closing conditions and an additional $15.0 million upon the certain conditions related to commercial drug supply availability and first commercial sale of MYCAPSSA subject to customary closing conditions. We are also entitled to receive an additional $10.0 million in early 2022 subject to the achievement of a commercial milestone and customary closing conditions. In exchange for the total investment amount (“Investment Amount”) received, HCR will receive a tiered royalty starting in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.

HCR’s rights to receive the Revenue Interests shall terminate on the date on which HCR has received payments equal to 195% of the funded portion of the Investment Amount including the aggregate of all payments made to HCR as of such date, unless the Revenue Interest Financing Agreement is terminated earlier. If the FDA Condition is not met (and is not waived by HCR), we shall pay HCR an amount equal to 113.5% of the funded portion of the Investment Amount and the Revenue Interest Financing Agreement will then terminate. If HCR has not received payments equal to the 195% of the funded portion of the Investment Amount by the ten-year anniversary of the initial closing date and no event of default has occurred or is ongoing, among other things, we shall pay HCR an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return less payments previously received. If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control and the amount funded and conditionally eligible to be funded by HCR as of the date of the change of control.

If HCR has not received 60% of the Investment Amount by September 30, 2023 or 100% of the Investment Amount by September 30, 2024, we must make cash payments sufficient to gross HCR up to such minimum amounts. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Our obligations under the Royalty Interest Financing Agreement are secured by a first priority perfected security interest in all of our Chiasma, Inc. cash and cash equivalents (as defined in the Royalty Interest Financing Agreement), all present and future net revenues of MYCAPSSA and all MYCAPSSA-related assets.

7. Warrants

As of December 31, 2019, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. Such warrants were issued between October 2012 and February 2015 with expiration dates ranging from March 2022 through December 2024. There were no warrants issued or exercised during the three months ended March 31, 2020. There were 3,567,015 outstanding warrants as of March 31, 2020.

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

In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering. The 2015 Plan allow the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company initially up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants were permitted under the 2008 Plan and any expirations, cancellations, or terminations under the 2008 Plan are available for issuance under the 2015 Plan. On January 1, 2020, the number of shares reserved and available for issuance under the 2015 Plan increased by 1,683,136 shares of common stock pursuant to a provision in the 2015 Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. As of March 31, 2020, the total number of shares authorized for stock award plans is 9,775,418 of which 1,598,475 remain available for grant. There are 7,408,536 stock options outstanding as of March 31, 2020.

Stock-based compensation for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
General and administrative	$953	$311
Research and development	209	311

Total	$1,162	$622

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected volatility	85%	101%
Expected term (years)	6.3	6.0
Risk-free interest rate	1.44%	2.52%
Expected dividend yield	0%	0%

We granted approximately 1,158,900 stock options in the three months ended March 31, 2020. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2020 was $3.35. We granted approximately 492,000 stock options in the three months ended March 31, 2019. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2019 was $2.99.

9. Commitments and Contingencies

Manufacturing Commitments

As of March 31, 2020, we had outstanding purchase orders for the acquisition of API in the aggregate amount of $10.2 million. The payments on these orders will occur following the deliveries of the API which are anticipated during 2020.

10. Leases

We determine if an arrangement is a lease at inception. We have operating leases for our office spaces and certain automobiles. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset also includes direct costs incurred and is reduced by lease incentives. Lease agreements with lease and non-lease components are accounted for separately. As our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We recognize operating lease expense on a straight-line basis over the lease term.

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$167	$47

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72	$45
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$94	$27

March 31, 2020
($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Right-of-use assets	$1,346

Other current liabilities	$628
Long-term liabilities	938

Total lease liabilities	$1,566

Weighted average remaining lease term - operating leases	28 Months
Weighted average discount rate - operating leases	10.7%

Our lease right-of-use assets are recorded within other assets on our condensed consolidated balance sheets.

Future lease payments under noncancelable leases as of March 31, 2020 are as follows:

($ in thousands)
Remainder of 2020	$587
2021	715
2022	487

Total future minimum lease payments	1,789
Less: imputed interest	(223)

Total	$1,566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our prior filings with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical, late-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE®, technology platform, we seek to develop oral medications that are currently available only as injections. In January 2020, the U.S. Food and Drug Administration, or the FDA, accepted for review our New Drug Application, or NDA, for our oral octreotide capsules product candidate, conditionally trade-named MYCAPSSA®, for the maintenance treatment of adults with acromegaly. We resubmitted our NDA following positive results from our CHIASMA OPTIMAL Phase 3 clinical trial, which was conducted under a Special Protocol Assessment, or SPA, agreement with the FDA and designed to support FDA approval. The FDA assigned a Prescription Drug User Fee Act, or PDUFA, target action date of June 26, 2020, which is a six-month review. Our primary focus is on developing and seeking the regulatory approval and subsequent commercialization of oral octreotide capsules, our sole TPE platform-based clinical product candidate, for the treatment of adult patients with acromegaly in the United States and European Union

Acromegaly is a rare and debilitating condition that results from the body’s production of excess growth hormone, which in turn elevates insulin-like growth factor 1, or IGF-1. These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog. We believe that octreotide capsules, if approved by regulatory authorities, will be the first somatostatin analog available for oral administration. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.8 billion annually, of which we estimate approximately $800 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules.

We are also conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED. In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol (IGF-1 <1.3 x ULN and GH<2.5 ng/mL). Of the 92 patients who completed the run-in phase, 83 patients have completed the trial and six remain in the nine-month, randomized, controlled phase of the trial. MPOWERED has met the EMA requirement of a minimum of 80 patients randomized into the controlled phase of the trial. The primary endpoint will be calculated with time weighted average analysis, therefore missing monthly IGF-1 values are not anticipated to affect the completion of the primary endpoint analysis. We expect to release top-line data from the MPOWERED trial in the fourth quarter of 2020.

We continue to believe that the data from the CHIASMA OPTIMAL trial alone is designed to address the clinical concerns raised by the FDA in its CRL to our original NDA submission and also that, with respect to our ongoing Phase 3

MPOWERED™ clinical trial, the FDA only expects to review safety data from the MPOWERED trial as part of its review of our NDA resubmission. Any future requirement by the FDA to submit additional data, including the efficacy data from our MPOWERED clinical trial could delay or prevent the review or approval of our NDA.

In March 2020, we commenced enrolling patients in the first industry-sponsored disease state registry for acromegaly in the United States known as the Management of Acromegaly Registry, or MACRO Registry. The MACRO Registry is designed to enroll patients from over 40 planned clinical sites in the United States and collect real-world data on treatment burden and effectiveness of various acromegaly treatments.

We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. In addition, we have initiated pre-commercial activities in anticipation of a potential mid-2020 FDA marketing approval of octreotide capsules. In July 2015, we completed our initial public offering, or IPO, in which we raised $106.5 million. In April 2019, we completed a follow-on public offering of common stock in which we raised an additional $32.2 million. In August 2019, we completed a follow-on public offering of common stock in which we raised an additional $52.3 million. In April 2020, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with Healthcare Royalty Partners IV, L.P., or HCR for up to $75.0 million. As of March 31, 2020, our consolidated cash, cash equivalents and marketable securities were $79.3 million, of which $0.4 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary. In April 2020, we entered into an Open Market Sales Agreement, or ATM Agreement, for “at the market offerings” with Jefferies LLC, or Jefferies, which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

We have incurred significant operating losses since our inception. Our net loss was $15.4 million for the three months ended March 31, 2020 and $36.3 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $288.3 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We plan to invest in our commercial launch, if approved, manufacture octreotide capsules for market consumption, if approved, as well as invest in manufacturing scale-up activities, and continue the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $79.3 million. Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We will require additional capital to sustain our operations, including our potential commercial launch. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through the Revenue Interest Financing Agreement and equity financings, and we will also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing. However, we may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or preparations for our anticipated commercial launch of oral octreotide capsules. These factors raise substantial doubt about our ability to continue as a going concern.

COVID-19 Update

In March 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. We continue to closely monitor the impact of COVID-19 on our business and have implemented steps to ensure the well-being of our employees as well as the patients and health care professionals involved in the MPOWERED study and the MACRO Registry. At this time, we continue to plan for the June 26, 2020 PDUFA target action date for MYCAPSSA. In addition, we have not observed any significant disruptions to our manufacturing supply chain to date. We expect to release top-line data from the MPOWERED trial in the fourth quarter of 2020. We are unable to predict the impact that COVID-19 will have on our future plans, including timing of FDA approval, if any, for commercialization, and our future financial position and operating results due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business cannot be ascertained at this time.

Commercial Manufacturing Supply

We began implementing commercial launch readiness plans in 2019 in preparation for a potential commercial launch of MYCAPSSA capsules in the United States in the fourth quarter of 2020, pending the FDA’s approval of the NDA. At this time, we expect to have sufficient commercial supply of MYCAPSSA to support our planned commercial launch in the fourth quarter of 2020, pending the FDA’s timely approval of the NDA and a planned prior approval manufacturing supplement to the NDA. To secure commercial supply for our planned launch, following FDA approval of our NDA, we expect to submit for FDA review two prior approval manufacturing supplements to our NDA for our commercial sources of generic active pharmaceutical ingredient, or API, octreotide acetate. We plan to submit the first prior approval manufacturing supplement to the NDA to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites shortly following FDA approval. We must obtain the approval of this first planned prior approval manufacturing supplement in order to have commercial product available for commercial launch in the fourth quarter of 2020. We also plan to file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. In April 2020, the FDA requested that we include certain stability data in this second planned prior approval manufacturing supplement, which we expect will delay our planned submission of this supplement until early 2021.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, marketing, patient services, information technology and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and corporate, litigation and intellectual property-related legal services.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For information on new accounting pronouncements adopted in the current period and recently issued standards, see Note 1 to our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions include those related to the accounting for stock-based compensation, income taxes, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Results of Operations for the Three Months ended March 31, 2020 and 2019

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Research and development	$8,125	$6,471	$1,654	26%

For the three months ended March 31, 2020, our total research and development expenses increased by $1.7 million to $8.1 million compared to the prior year period, primarily due to the manufacturing of octreotide capsules to support our planned commercial launch, if approved, costs associated with our disease state registry, scientific literature publications and increased regulatory costs which were offset by a decrease in clinical trial costs.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
General and administrative	$7,582	$2,450	$5,132	209%

For the three months ended March 31, 2020, our general and administrative expenses increased by $5.1 million compared to the prior year period, primarily due to our continuing pre-commercial activities, an increase in compensation-related expenses, and increased other administrative costs as we prepare for the potential commercialization of octreotide capsules.

Other Income, net

Other income totaled $0.4 million for the three months ended March 31, 2020 compared to other income of $0.2 million for the same period in 2019, an increase of approximately $0.2 million. This increase in our interest income was driven by the increase of our cash equivalents and marketable securities which was partially offset by a decrease in the interest rate yield on our cash equivalents and marketable securities.

Provision for Income Taxes

Our total tax provision was approximately $0.1 million for the three months ended March 31, 2020, representing an effective tax rate of (0.5%), as compared to a tax provision of approximately $13,000 for the three months ended March 31, 2019, representing an effective tax rate of (0.1%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

Liquidity and Capital Resources

In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, we completed a follow-on public offering of common stock in which we raised an additional $32.2 million in net proceeds to finance our operations. In August 2019, we completed a follow-on public offering of common stock in which we raised an additional $52.3 million in net proceeds to finance our operations. As of March 31, 2020, our cash and cash equivalents were $42.6 million, of which $0.4 million was held by our Israeli subsidiary. In addition, as of March 31, 2020, we had $36.7 million invested in short-term marketable securities. In April 2020, we entered into the Revenue Interest Financing Agreement with HCR for up to $75.0 million and received the initial funding of $25.0 million, less certain transaction expenses. The remaining $50.0 million of funding is contingent upon the achievement of certain milestones. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. In April 2020, we also entered into the ATM Agreement with Jefferies, which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $79.3 million. Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We will require additional capital to sustain our operations, including our potential commercial launch. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through the Revenue Interest Financing Agreement with HCR which we entered into in April 2020 and expect to further finance our cash needs through equity financings, and we will also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development or future commercialization efforts. These factors raise substantial doubt about our ability to continue as a going concern. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of octreotide capsules, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

We filed a $200.0 million shelf registration statement on Form S-3 with the SEC in September 2019, which the SEC declared effective in September 2019. In April 2020, we entered into the ATM Agreement with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell shares of our common stock for which we included a prospectus to our shelf registration statement on Form S-3, having aggregate sales proceeds of up to $60.0 million, from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

To the extent that we raise additional capital through future issuance of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration or other financing arrangements, we may have to relinquish valuable rights to our current or future product candidates, exploratory programs, technologies or future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts of octreotide capsules or grant rights to develop and market future potential product candidates that we would otherwise prefer to develop and market ourselves.

Revenue Financing Agreement

In April 2020, we entered into a Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage, or the Applicable Tiered Percentage, of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments, and milestones, collectively, the Revenue Interests. Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020 and are entitled to receive an additional $25.0 million subject to FDA approval of MYCAPSSA for the maintenance treatment of adults with acromegaly before the first anniversary of the initial closing, or the FDA Condition, and customary closing conditions and an additional $15.0 million upon the certain conditions related to commercial drug supply availability and first commercial sale of MYCAPSSA subject to customary closing conditions. We are also entitled to receive an additional $10.0 million in early 2022 subject to the achievement of a commercial milestone and customary closing conditions. In exchange for the total investment amount, or Investment Amount, received, HCR will receive a tiered royalty in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.

HCR’s rights to receive the Revenue Interests shall terminate on the date on which HCR has received payments equal to 195% of the funded portion of the Investment Amount including the aggregate of all payments made to HCR as of such date, unless the Revenue Interest Financing Agreement is earlier terminated. If the FDA Condition is not met (and is not waived by HCR), we shall pay HCR an amount equal to 113.5% of the funded portion of the Investment Amount and the Revenue Interest Financing Agreement will then terminate. If HCR has not received payments equal to the 195% of the funded portion of the Investment Amount by the ten-year anniversary of the initial closing date and no event of default has occurred or is ongoing, among other things, we shall pay HCR an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return less payments previously received. If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control and the amount funded and conditionally eligible to be funded by HCR as of the date of the change of control.

If HCR has not received 60% of the Investment Amount by September 30, 2023 or 100% of the Investment Amount by September 30, 2024, we must make cash payments sufficient to gross HCR up to such minimum amounts. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Our obligations under the Royalty Interest Financing Agreement are secured by a first priority perfected security interest in all of our cash and cash equivalents (as defined in the Royalty Interest Financing Agreement), all present and future net revenues of MYCAPSSA and all MYCAPSSA-related assets.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(12,590)	$(7,950)
Investing activities	27,562	4,961
Financing activities	(272)	3

Operating Activities

Net cash used in operating activities was $12.6 million for the three months ended March 31, 2020, and primarily consisted of $15.4 million in net loss, adjusted for non-cash items of $1.2 million (primarily stock-based compensation) and working capital increase of $1.6 million (primarily due to the increase in accounts payable and accrued expenses offset by decreases in prepaid expenses and other assets). Net cash used in operating activities was $8.0 million for the three months ended March 31, 2019, and primarily consisted of $8.8 million in net loss, adjusted for non-cash items of $0.5 million (primarily stock-based compensation) and working capital increases of $0.3 million (primarily due to the decrease in prepaid expenses and other current assets partially offset by the decrease in accounts payable and accrued expenses). The primary driver for the increase in our cash used in our operating activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was the costs incurred as we prepared for the potential commercialization of octreotide capsules, if approved.

Investing Activities

Net cash provided by investing activities was $27.6 million for the three months ended March 31, 2020, primarily related to the net maturities of marketable securities, compared to $5.0 million in cash provided by investing activities for the three months ended March 31, 2019, primarily related to the net maturities of marketable securities.

Financing Activities

Net cash used in financing activities was $0.3 million during the three months ended March 31, 2020, primarily related to payments of a short-term borrowing which was partially offset by proceeds from the exercise of stock options. For the three months ended March 31, 2019, net cash provided by financing activities was $3,000, primarily related to the exercise of stock options.

Contractual Obligations

As of March 31, 2020, we had outstanding purchase commitments under non-cancelable agreements in the aggregate amount of $10.2 million. The payments on these orders will occur following the deliveries of the API which are anticipated during 2020. As of March 31, 2020, we had future minimum lease payments under non-cancelable operating leases in the aggregate amount of $1.8 million.

As of April 7, 2020, we have contractual obligations under the Revenue Interest Financing Agreement with HCR, as noted above and disclosed in Note 6 to the condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020, we had $42.6 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of March 31, 2020, we had $36.7 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point increase in interest rates would cause a decrease in the value of our short-term investments of $0.1 million. As of March 31, 2020, we did not have any outstanding variable interest rate nor long-term borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately (12%), (13%), and (2%), respectively. As of March 31, 2020, we held $0.4 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not currently hedge against foreign currency exchange rate risks.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020.

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

* We are substantially dependent on the regulatory approvals and subsequent commercial success of octreotide capsules for the treatment of acromegaly in the United States and European Union, both of which may never occur or may be substantially delayed.

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

Our NDA resubmission that was accepted by the FDA for review in January 2020 references one small-scale manufacturing site for the active pharmaceutical ingredient, or API, in octreotide owned by our planned secondary commercial API manufacturer. This site was also included in our original NDA. However, we do not expect to procure commercial API from this manufacturing site for our planned commercial launch. Accordingly, even if we obtain FDA approval of our NDA, in order to commercially launch octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA a prior approval manufacturing supplement to the NDA to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites that was included in our original NDA. We must obtain the approval of this planned prior approval manufacturing supplement in 2020 in order to have commercial product available for commercial launch in the fourth quarter of 2020. We also plan to file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. In April 2020, the FDA requested that we include certain stability data in this second planned prior approval manufacturing supplement, which we expect will delay our planned submission of this supplement until early 2021. These two manufacturing sources were not referenced in our December 2019 NDA resubmission in order to allow for further time for the additional API manufacturer not referenced in the NDA resubmission to resolve observations from a recent regulatory inspection and to allow us to seek the FDA’s designation of the resubmission of the NDA as a Class 2 resubmission entailing a six-month review period, which designation we obtained from the FDA in January 2020. Assuming we obtain the FDA’s approval of our NDA, in order to have oral octreotide capsules available for our planned commercial launch in the fourth quarter of 2020, we must also obtain the FDA’s approval of the first of our two planned prior approval manufacturing supplements in a timely manner. If we are unable to obtain the FDA’s approval of one of our two planned prior approval manufacturing supplements in a timely manner, our planned commercial launch could be prevented or substantially delayed. The review of any prior approval manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such prior approval manufacturing supplement and prevent or delay our planned commercial launch. The timing of the FDA’s review process related to our planned prior approval manufacturing supplements and the outcome of such reviews are inherently uncertain, and we can provide no assurances that either planned prior approval manufacturing supplement will be approved in a timely manner or at all.

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

In addition, we have incurred and expect to continue to incur significant expenses and to utilize virtually all of our efforts and financial resources as we continue to pursue the approval of octreotide capsules in the United States and European Union, and subsequent commercialization of octreotide capsules, if approvals are obtained. The success of octreotide capsules, if our NDA and one or both of our planned prior approval manufacturing supplements are approved, will depend on several factors, including:

•	the efficacy and safety data from our clinical trials;

•	execution of an effective sales and marketing strategy for the commercialization of octreotide capsules, including engaging healthcare providers through virtual sales interactions;

•	acceptance by patients, the medical community and third-party and government payors;

•	the incidence and prevalence of acromegaly in those markets in which octreotide capsules are approved;

•	the prevalence and severity of side effects, if any, experienced with octreotide capsules;

•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments;

•	our success in educating physicians and patients about the benefits, administration and use of octreotide capsules;

•

the willingness of healthcare providers and patients to utilize telemedicine to switch patients from their existing acromegaly therapy to octreotide capsules if in-person office visits are restricted or prohibited;

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

* If we are not able to obtain required regulatory approvals for octreotide capsules, particularly in the U.S., including our planned prior approval manufacturing supplements to our NDA, we will not be able to commercialize this product candidate and our ability to generate revenue or profits, raise future capital, or continue as a standalone business could be materially impaired.

In April 2016, the FDA issued a CRL regarding our NDA for octreotide capsules for the maintenance therapy of acromegaly, indicating that the NDA was not able to be approved during this review cycle and strongly recommending that we conduct a randomized, double-blinded, controlled trial. In the End of Review meeting, the FDA reiterated its strong recommendation for a randomized, double-blind and controlled trial.

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

Our NDA resubmission that was accepted by the FDA in January 2020 for review references one small-scale API manufacturer that was included in our original NDA and is owned by our planned secondary commercial API manufacturer. However, we do not expect to procure commercial API from this small-scale manufacturing site. Accordingly, even if we obtain FDA approval of our NDA, in order to commercially launch octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA a prior approval manufacturing supplement to the NDA seeking approval of our primary API manufacturer and one of its large-scale manufacturing sites that was included in our original NDA. We must obtain the approval of this planned prior approval manufacturing supplement in

2020 in order to have commercial product available for commercial launch in the fourth quarter of 2020. We also plan to file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. In April 2020, the FDA requested that we include certain stability data in this second planned prior approval manufacturing supplement, which we expect will delay our planned submission of this supplement until early 2021. If we are unable to obtain or are delayed in obtaining regulatory approval of our NDA or both of our two planned prior approval manufacturing supplements, we could be prevented from commercializing the product candidate in a timely manner or at all.

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

* Changes in funding for, or leadership at, or disruptions at the FDA, the SEC and other government agencies, including due to the novel coronavirus COVID-19 pandemic, could hinder their ability to hire and retain key personnel, prevent new products and services from being developed, approved or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including prioritization of activities related to managing the novel coronavirus COVID-19 pandemic, government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, the FDA and other government agencies on which our business relies is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, the FDA is experiencing disruptions related to the novel coronavirus COVID-19 pandemic, including postponing most foreign inspections and scaling back domestic inspections, and has also warned that it may be unable to sustain its current level of performance for its new drug program and other programs. If a prolonged government shutdown or other disruption occurs or if disruptions related to the outbreak of novel coronavirus COVID-19 pandemic continue or worsen, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including our NDA resubmission for octreotide capsules as a treatment for acromegaly currently under review by the FDA, which could have a material adverse effect on our business. Moreover, changes in leadership at the FDA could have an adverse impact on our ability to receive regulatory approval for octreotide capsules in the United States. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

* Even if we receive regulatory approval of our NDA resubmission for octreotide capsules as a treatment for acromegaly, we must also obtain regulatory approval of at least one of our two planned prior approval manufacturing supplements and may still face additional future development and regulatory challenges, each of which could inhibit or preclude our ability to commercialize octreotide capsules for any indication.

Assuming we obtain the FDA’s approval of our NDA, in order to have octreotide capsules available for our planned commercial launch in the fourth quarter of 2020, we must also obtain the FDA’s approval of the first of our two planned prior approval manufacturing supplements for our sources of commercial API. If we are unable to obtain or are delayed in obtaining regulatory approval of our NDA and one of our two planned prior approval manufacturing supplements, we could be prevented from commercializing the product candidate in a timely manner or at all. Further, even if we obtain regulatory approval of our NDA resubmission for octreotide capsules as a treatment of acromegaly, and other indications we may pursue, or any other product candidates we may develop, they will be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. If approved, the safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, if it achieves marketing approval, may include restrictions on use or exclude the symptom improvement data observed in our first completed Phase 3 clinical trial, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance. If we do not receive approval of octreotide capsules for the treatment of acromegaly, there would be significant doubts about our viability as a standalone business.

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

In addition, even if we obtain the necessary regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process takes too long, which is a greater likelihood as a result of our plan to submit two prior approval manufacturing supplements for the approval of the sources of commercial API required in order to have octreotide capsules available for our planned commercial launch, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. While we believe that our completed first Phase 3 clinical trial demonstrated acromegaly symptom improvements in patients who completed the trial, we believe there is a substantial likelihood that the FDA may not include this data in an approved label, if any, for oral octreotide due to the CRL, and the CHIASMA OPTIMAL trial was not designed to, and did not, demonstrate validated symptom improvement data. While the MPOWERED trial employs a validated treatment satisfaction questionnaire for patient completion, the final symptom and treatment satisfaction data may be negative when comparing oral octreotide capsules to standard of care somatostatin analog injectables. The symptom data from our Phase 3 trials, even if deemed positive, may not be contained in our octreotide capsules product label, if approved. Any of the foregoing scenarios could harm the commercial prospects for octreotide capsules.

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

* We do not have a sales organization and only recently established marketing and market access organizations and, as a company, have not commercialized any products. If we are able to secure regulatory approvals for commercializing octreotide capsules as a treatment for acromegaly but are unable to establish effective sales and marketing capabilities in the United States and access them in the European Union and other international markets, we may not succeed in commercializing octreotide capsules.

We essentially do not have sales personnel and have only recently hired marketing and market access personnel. We have not engaged a partner to commercialize octreotide capsules in the United States, if we obtain the necessary regulatory approvals and, therefore, we currently intend to build our sales and marketing infrastructure to support commercial launch in the United States, assuming our NDA is approved. If we obtain the necessary regulatory approvals to commercialize octreotide capsules when we expect, our sales, market access and marketing teams will have worked together for only a limited period prior to our anticipated commercial launch of octreotide capsules. We cannot guarantee that we will be successful in gaining coverage and or reimbursement with payers for MYCAPSSA or in driving utilization of octreotide capsules in the United States. We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales, market access and marketing personnel. Factors that may inhibit our efforts to successfully commercialize octreotide capsules in the United States ourselves include:

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

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules, if approved, in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of March 31, 2020, we had 49 full-time employees. As our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

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

* The manufacture and packaging of pharmaceutical products such as octreotide capsules are subject to FDA requirements and those of similar foreign regulatory bodies. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be harmed.

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

Furthermore, in order to obtain approval of our current or future product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. Even if we obtain approval of our NDA from the FDA, in order to secure sources of commercial quantities of API to support our planned commercial launch of octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA two prior approval manufacturing supplements for sources of commercial API. In April 2020, the FDA requested that we include certain stability data in one of the planned prior approval manufacturing supplements, which we expect will delay our planned submission of this supplement until early 2021. The review of any prior approval manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such prior approval manufacturing supplement. If we are unable to obtain approval of our NDA and one of the two prior approval manufacturing supplements, we may be unable to secure API and the finished oral octreotide product in commercial quantities and our commercialization efforts may be harmed. The timing of the FDA’s review process related to our planned prior approval manufacturing supplements and the outcome of such review are inherently uncertain, and we can provide no assurances that either planned prior approval manufacturing supplement will be approved in a timely manner or at all.

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

Risks Related to Our Reliance on Third Parties

* We are, and expect to be for the foreseeable future, dependent on a limited number of third parties to manufacture octreotide capsules.

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

Our NDA resubmission that was accepted by the FDA in January 2020 for review references one small-scale API manufacturer that was included in our original NDA and is owned by our planned secondary commercial API manufacturer. However, we do not expect to procure commercial API from this small-scale manufacturing site. Accordingly, even if we obtain approval of our NDA from the FDA, in order to commercially launch octreotide capsules, following the June 26, 2020 PDUFA date, we plan to submit to the FDA a prior approval manufacturing supplement to the NDA to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites that was included in our original NDA. We must obtain the approval of this planned prior approval manufacturing supplement in 2020 in order to have commercial product available for commercial launch in the fourth quarter of 2020. We also plan to file a second prior approval manufacturing supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA resubmission. In April 2020, the FDA requested that we include certain stability data in this second planned prior approval manufacturing supplement, which we expect will delay our planned submission of this supplement until early 2021. If we are unable to obtain or delayed in obtaining regulatory approval of our NDA and one of our two planned prior approval manufacturing supplements, we could be prevented from commercializing the product candidate in a timely manner or at all. The review of any prior approval manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such prior approval manufacturing supplement and prevent or delay our planned commercial launch. The timing of the FDA’s review process related to our planned prior approval manufacturing supplements and the outcome of such review are inherently uncertain, and we can provide no assurances that either planned prior approval manufacturing supplement will be approved in a timely manner or at all.

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

Risks Related to Our Financial Position and Capital Resources

* We have identified conditions that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development program or commercialization efforts or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $79.3 million. Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We will require additional capital to sustain our operations, including our potential commercial launch. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs, in part, through the Revenue Interest Financing Agreement with HCR which we entered into in April 2020 and expect to further finance our cash needs through equity financing, and we will also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or preparations for our anticipated commercial launch of oral octreotide capsules. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. As of March 31, 2020, our cash, cash equivalents and marketable securities were $79.3 million. Since inception, we have incurred significant operating losses. Our net loss was $15.4 million for the three months ended March 31, 2020 and $36.3 million for the year ended December 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $288.3 million.

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

* Our Revenue Interest Financing Agreement with Healthcare Royalty Partners IV, L.P. could restrict our ability to commercialize MYCAPSSA, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

On April 7, 2020, we entered into the Revenue Interest Financing Agreement with Healthcare Royalty Partners IV, L.P., or HCR. Under the terms of the Revenue Interest Financing Agreement, we are entitled to receive $25.0 million on

April 14, 2020 and are entitled to receive an aggregate of up to an additional $50.0 million, subject to the satisfaction of certain conditions, in exchange for tiered quarterly royalty payments in the low double digits on worldwide net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues. The Revenue Interest Financing Agreement expires upon the first to occur of April 7, 2030, or the Maturity Date, or when HCR has received aggregate payments equal to 195% of the total amount actually funded by HCR, or the Hard Cap. If we have not received FDA approval for MYCAPSSA by the first anniversary of the closing date, we must pay HCR $28.375 million, and the Revenue Interest Financing Agreement will terminate upon such payment. If HCR has not received the Hard Cap by the Maturity Date and no event of default has occurred or is ongoing, among other things, we must pay HCR a specified amount based on the total amount funded by HCR as of such date. Upon the occurrence of an event of default, HCR may accelerate payments due under the agreement up to the Hard Cap. Upon the occurrence of certain material adverse events or the material breach of certain representations and warranties, which will not be considered events of default, HCR may elect to terminate the agreement and require us to make payments to HCR equal to the funded portion of the investment under the agreement, minus payments received by HCR, plus a specified annual rate of return.

We must make gross up payments to HCR on September 30, 2023 and September 30, 2024, to the extent HCR has not received royalty payments totaling 60.0% and 100.0%, respectively, of the amount it has invested as of such dates. If a change of control occurs, we must immediately repay HCR the total amount actually funded plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control and the amount funded and conditionally eligible to be funded by HCR as of the date of the change of control. Under the terms of the Revenue Interest Financing Agreement, we have certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize MYCAPSSA ourselves in the United States. If we are held to not have met these obligations, HCR would have the right to terminate the Revenue Interest Financing Agreement and demand payment equal to the funded portion of its investment amount, plus a specific annual rate of return per annum on HCR’s investment amount, less amounts paid by us. The Revenue Interest Financing Agreement also requires us to obtain the consent of HCR prior to incurring additional indebtedness, other than specified permitted indebtedness. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold.

Our indebtedness under the Royalty Agreement could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing or enter into MYCAPSSA partnership agreements;

•	requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and

•

if we fail to comply with the terms of the Revenue Interest Financing Agreement, resulting in an event of default that is not cured or waived, HCR could seek to enforce its security interest in our cash and cash equivalents and all assets relating to MYCAPSSA that secures such indebtedness.

To the extent we incur additional debt (including without limitation additional amounts under the Revenue Interest Financing Agreement), the risks described above could increase.

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

* We will need additional capital to support our operations, including our product development efforts and preparations for our anticipated commercial launch, which may be difficult to obtain and restrict our operations and would result in additional dilution to our stockholders.

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

Based on our current operating plans, we do not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses, inventory purchases and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report. We will require additional capital to sustain our operations, including our potential commercial launch.

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

General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease development or commercialization of octreotide capsules, if approved, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, including pursuant to our ATM Agreement, convertible debt financing, license and collaboration agreements with potential partners. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility, if available, may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to develop and commercialize octreotide capsules or any future product candidates or operate our business. For example, during the term of the Revenue Interest Financing Agreement with HCR, we must obtain the consent of HCR prior to incurring additional indebtedness, other than specified permitted indebtedness, and we must maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Any of these actions could raise substantial doubt about our ability to continue as a standalone business, materially impair our ability to remain in business and have a material adverse effect on our business, financial condition and results of operations.

* Unstable market and economic conditions, including as a result of the novel coronavirus COVID-19 pandemic, may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced recent volatility and disruptions, including diminished liquidity and credit availability, predicted declines in economic growth, and uncertainty about economic stability, including as a result of the economic impact to the novel coronavirus COVID-19 pandemic. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. For example, given the pandemic, if a substantial number of acromegaly patients become unemployed or lose health insurance coverage, they may not be able to pay all or a portion of their prescription cost of octreotide capsules, if approved. If the current equity and credit markets deteriorate, it may make any necessary convertible debt or equity financing more difficult, more costly and more dilutive for us to achieve. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development and commercialization plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be negatively impacted or not survive an economic downturn, which could directly affect our ability to attain our operating goals.

* Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, convertible debt financings and collaboration, strategic and licensing transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. For example, as described above, during the term of the Revenue Interest Financing Agreement with HCR, we are restricted from incurring certain additional indebtedness without HCR’s consent and must satisfy a minimum liquidity covenant except during periods when we have met certain MYCAPSSA revenue thresholds. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to pay royalties to HCR on annual revenues and/or payments received by us, and may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Risks Related to Our Business and Industry

* Pandemics such as the coronavirus could have an adverse impact on our business and our financial condition.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruption to our regulatory approval timelines due to diversion of government resources, delays in planned commercialization efforts due to manufacturing delays, slowed hiring of commercial personnel, limitations on face to face interactions with potential customers or other issues, restrictions on our ability to travel, attend in-person meetings, participate in industry conferences, pursue partnerships and other business transactions, disruption of our clinical trials, as well as impacts from the temporary closure of the facilities of suppliers and clinical trial sites or an overburdened healthcare system. Any disruption of regulators, physicians, suppliers, shippers, third-party warehouses, clinical trial sites or access to patients could impact our regulatory approval timing, commercialization efforts as well as our ability to access capital through the financial markets. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of March 31, 2020, we have a total of 49 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

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

Risks Related to Our Common Stock

* We may not be able to utilize a significant portion of our net operating loss carryforwards, which could negatively impact our profitability.

At March 31, 2020, we had federal operating loss, or NOL, carryforwards of approximately $232.5 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal NOL carryforwards generated in 2018 and after have an unlimited carryforward period. At March 31, 2020, we had state NOLs of approximately $182.5 million which expire at various dates through 2039. At March 31, 2020, there were no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, substantial changes in our ownership may limit the amount of federal NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event that the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. NOLs generated after December 31, 2017 are not subject to expiration, and generally may not be carried back to prior taxable years except that, under the CARES Act, NOLs generated in 2018, 2019, and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such federal NOLs is limited to 80% of our taxable income in any future taxable year.

Our directors, executive officers and principal stockholders exercise significant influence over our company, which will limit your ability to influence corporate matters.

As of May 1, 2020, our executive officers, directors and principal stockholders collectively controlled approximately 44% of our outstanding common stock, excluding any shares of common stock that such persons may have the right to acquire upon exercise of outstanding options or warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.20 per share through May 1, 2020. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 31, 2020, we had 42,265,341 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 7,408,536 shares subject to outstanding options under our stock option plans, the 1,598,475 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Shortly following our IPO, four securities analysts initiated coverage on our company. Following the receipt of the CRL to our original NDA from the FDA, each of these analysts downgraded their ratings on and lowered their price targets for our stock, and all four of the analysts either since dropped coverage or discontinued coverage following their departure from their employer. As of May 1, 2020, five securities analysts, including one of the original four analysts, initiated coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2020, we did not repurchase any shares of our common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	Revenue Interest Financing Agreement, dated April 7, 2020, by and between the Company and HealthCare Royalty Partners IV, L.P.

10.2**†	Employment Agreement, dated as of April 8, 2020, by and between the Company and Anand Varadan

10.3	Open Market Sales Agreement, dated April 7, 2020, by and between the Company and Jefferies LLC, incorporated by reference from our Current Report on Form 8-K filed on April 8, 2020.

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Link Document.

*	Filed herewith. Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	Filed herewith.
†	Indicates a management contract or compensatory plan
+

The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2020.

CHIASMA, INC.

By:	/s/ Raj Kannan
Raj Kannan
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President (Principal Financial Officer)