Form 10-Q
period 2020-06-30
CHIASMA, INC
filed 2020-08-10
CIK 1339469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 5, 2020, there were
57,802,283
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

•
our expected commercial launch timing of MYCAPSSA in the United States, if the U.S. Food and Drug Administration, or the FDA, accepts our manufacturing supplement, or
CBE-30
supplement, to our approved NDA;

•	our expectations regarding the FDA’s review and acceptance of our CBE-30 supplement and the second manufacturing supplement we plan to submit;

•	our ability to obtain supply of sufficient amounts of octreotide capsules to support our planned commercial launch in the United States and clinical trials;

•
our views as to our readiness for commercial launch of MYCAPSSA in the United States, including our plans with respect our customer-facing team, the nature of our planned commercialization activities and strategy, our pricing of MYCAPSSA, and related assumptions;

•
our views as to potential future results of our commercialization efforts in the United States with respect to MYCAPSSA, including our expectations with respect to the scope, level and availability of reimbursement by private and government payors;

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
non-absorbable
forms;

•	the possibility that competing products or technologies may make MYCAPSSA, other product candidates we may develop and commercialize or our TPE technology obsolete;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally; and

•	our estimates and expectations regarding our capital requirements, cash and expense levels and liquidity sources.
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

Chiasma, Inc.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Chiasma, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$52,194	$27,855
Marketable securities	14,893	64,520
Prepaid expenses and other current assets	3,741	3,881

Total current assets	70,828	96,256
Property and equipment, net	617	334
Other assets	2,521	2,236
Restricted cash	20,000	—

Total assets	$93,966	$98,826

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,079	$3,253
Accrued expenses	8,148	7,576
Other current liabilities	716	546

Total current liabilities	15,943	11,375
Deferred royalty obligation	24,601	—
Long-term liabilities	1,444	1,682

Total liabilities	41,988	13,057

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding 42,268,932 shares at June 30, 2020 and 42,078,416 shares at December 31, 2019	423	421
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	360,977	358,245
Accumulated other comprehensive income	26	37
Accumulated deficit	(309,448)	(272,934)

Total stockholders’ equity	51,978	85,769

Total liabilities and stockholders’ equity	$93,966	$98,826

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Operating expenses:
General and administrative	$10,665	$2,644	$18,247	$5,094
Research and development	9,672	5,522	17,797	11,993

Total operating expenses	20,337	8,166	36,044	17,087

Loss from operations	(20,337)	(8,166)	(36,044)	(17,087)
Interest and other income, net	128	341	526	525
Interest expense	(907)	—	(907)	—

Loss before income taxes	(21,116)	(7,825)	(36,425)	(16,562)
Provision for income taxes	12	15	89	28

Net loss	(21,128)	(7,840)	(36,514)	(16,590)

Earnings per share
Basic	$(0.50)	$(0.25)	$(0.86)	$(0.59)

Diluted	$(0.50)	$(0.25)	$(0.86)	$(0.59)

Weighted-average shares outstanding:
Basic	42,267,507	31,597,698	42,227,601	28,051,856

Diluted	42,267,507	31,597,698	42,227,601	28,051,856

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(21,128)	$(7,840)	$(36,514)	$(16,590)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net	23	50	(11)	68

Total other comprehensive income (loss):	23	50	(11)	68

Comprehensive loss	$(21,105)	$(7,790)	$(36,525)	$(16,522)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2019	42,078,416	$421	$358,245	$37	$(272,934)	$85,769
Stock-based compensation	—	—	1,162	—	—	1,162
Exercise of stock options	186,925	2	230	—	—	232
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(15,386)	(15,386)

Balance, March 31, 2020	42,265,341	423	359,637	3	(288,320)	71,743
Stock-based compensation	—	—	1,335	—	—	1,335
Exercise of stock options	3,591	—	5	—	—	5
Other comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(21,128)	(21,128)

Balance, June 30, 2020	42,268,932	$423	$360,977	$26	$(309,448)	$51,978

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

Chiasma, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating Activities:
Net loss	$(36,514)	$(16,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	73	29
Stock-based compensation	2,497	1,249
Accretion on marketable securities, net	(94)	(278)
Non-cash lease expense	247	87
Amortization of debt discount and issuance costs	63	—
Benefit for deferred income taxes	(8)	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(127)	1,093
Insurance Recovery (Note 9)	—	18,288
Accounts payable and accrued expenses	5,762	(1,237)
Settlement Liability (Note 9)	—	(18,750)
Other assets	(689)	54
Other current and long-term liabilities	(162)	(40)

Net cash used in operating activities	(28,952)	(16,108)
Investing Activities:
Purchases of marketable securities	(8,927)	(40,382)
Maturities of marketable securities	58,637	31,750
Purchases of property and equipment	(356)	(14)

Net cash provided by (used in) investing activities	49,354	(8,646)
Financing Activities:
Proceeds from the issuance of common stock, net	—	32,233
Exercise of stock options	237	29
Payments of short-term borrowing	(838)	—
Proceeds from deferred royalty obligation, net	24,538	—

Net cash provided by financing activities	23,937	32,262

Net increase in cash, cash equivalents and restricted cash	44,339	7,508
Cash, cash equivalents and restricted cash, beginning of period	27,855	13,060

Cash, cash equivalents and restricted cash, end of period	$72,194	$20,568

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$52,194	$20,568
Restricted cash	20,000	—

Total cash, cash equivalents and restricted cash	$72,194	$20,568

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020

1.	Description of Business and Summary of Significant Accounting Policies
Chiasma, Inc. is a commercial stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are focused on developing and commercializing oral therapies to improve the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our Transient Permeability Enhancer
 (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. On June 26, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our oral octreotide
capsules product candidate, MYCAPSSA for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide
or
lanreotide
.

Our planned U.S. commercial launch of MYCAPSSA is expected to commence in the fourth quarter of 2020.
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
We are currently conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial is a global, randomized, open-label and active-controlled
15-month
trial initially designed to enroll up to 150 patients. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules per the protocol following the six-month
run-in
phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED and in January 2020 completed the randomization in that trial.
In April 2019, we completed
an
underwritten

public offering of 7,263,158 shares of common stock at $4.75 per share for aggregate net proceeds of approximately $32.2 million after underwriting fees and offering expenses. In August 2019, we completed a follow-on
public offering of common stock in which we sold 10,166,427 shares of common stock at $5.50 per share for aggregate net proceeds of approximately $52.3 million after underwriting fees and offering expenses.
In April 2020, we entered into an Open Market Sales Agreement (“ATM Agreement”) for “at the market offerings” with Jefferies LLC (“Jefferies”), under
which
we
may

offer and sell
from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.
In April 2020, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Financing Agreement”) with Healthcare Royalty Partners IV, L.P. (“HCR”) for up to $75.0 million. The initial funding of $25.0 million, less certain transaction expenses, was completed in April 2020 and the second funding of $25.0 million, less certain transaction expenses, was completed in July 2020 (see Note 6).
In July 2020, we completed an underwritten public offering of 15,125,000 shares of common stock and pre-funded
warrants (the
“Pre-Funded
Warrants”) to purchase an aggregate of 5,000,000 shares of common stock for aggregate net proceeds of approximately $75.5 million less
underwriting fees and offering expenses. The
Pre-Funded
Warrants
are
immediately exercisable at an exercise price per share of $0.0001.
We have incurred substantial operating losses since inception, and we expect our operating losses and negative operating cash flows to continue for the foreseeable future. We are heavily dependent on the commercial success of MYCAPSSA in the United States and the regulatory approval and subsequent commercial success of MYCAPSSA in the European Union, both of which may never occur. We plan to continue to invest in our commercial launch, the manufacturing of octreotide capsules for market consumption, as well as invest in manufacturing scale-up
activities, and continuing the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly and, if the MPOWERED trial results are positive, prepare and submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking potential regulatory approval of octreotide capsules as a treatment for acromegaly in the European Union. The FDA approved MYCAPSSA on June 26, 2020 and, in July 2020, we completed an underwritten public offering of our common stock and
Pre-Funded
Warrants for aggregate net proceeds of approximately $75.5 million and received the Revenue Interest Financing Agreement’s second tranche funding of $25.0 million, less certain transaction expenses. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued.
Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities, the anticipated $15.0 million of additional funding from HCR following the first commercial sale of MYCAPSSA and potentially through equity financings. We may also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our development opportunities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if the MPOWERED trial results are positive and MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize octreotide capsules in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.
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
Marketable Securities
Our investments primarily consist of commercial paper and corporate and government debt securities. These marketable securities are classified as available-for-sale,
and as such, are reported at fair value on our condensed consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, together with interest on securities, are included in interest and other income, net, on our condensed consolidated statements of operations.
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
Inventory
Prior to FDA approval of MYCAPSSA, all costs related to the manufacturing of MYCAPSSA that could potentially be available to support the planned U.S. commercial launch were charged to research and development expense in the period incurred. Generally, inventory may be capitalized if it is probable that future revenues will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. Through the FDA approval date of MYCAPSSA, we expensed all of our manufacturing costs due to the high risk inherent in drug development and uncertainty as to whether MYCAPSSA would be approved. The manufacturing-related costs incurred following our June 26, 2020 FDA approval of MYCAPSSA were immaterial to our condensed consolidated financial statements. We will begin to capitalize our manufacturing-related costs to inventory starting July 1, 2020.
We capitalize the costs to manufacture our products incurred after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In connection therewith, we value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to active pharmaceutical ingredient and other raw materials, third party manufacturing costs and other overhead costs, on a first-in,
first-out
basis. Inventories that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.
Prospectively, on a quarterly basis, we will review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on remaining product shelf life and our estimated sales forecast which is based on anticipated future demand. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, and patient usage. Our estimates of future product demand may prove to be imprecise and changes in estimates will result in a change to the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.
Deferred Royalty Obligation
We treat the deferred royalty obligation, as discussed
further
in Note 6, as a debt obligation, amortized under the effective interest rate method over the estimated life of the agreement. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation between short- and long-term. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, accounting for stock-based compensation, income taxes, the fair value of embedded derivatives and our deferred royalty obligation and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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
2. Investments
Our investments consisted of the following as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$61,918	$—	$—	$61,918
Corporate notes	10,095	7	—	10,102
Commercial paper	10,228	19	—	10,247
U.S. treasury shares	2,999	—	—	2,999

Total	$85,240	$26	$—	$85,266

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	45,584	20	—	45,604
Commercial paper	20,899	17	—	20,916

Total	$89,495	$37	$—	$89,532

As of June 30, 2020, we consider those securities that are in an unrealized loss position as
temporary and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale
securities for the three and six months ended June 30, 2020 or 2019.
The fair values of our investments by classification in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$50,373	$25,012
Marketable securities	14,893	64,520
Restricted cash	20,000	—

Total	$85,266	$89,532

Cash and cash equivalents in the table above exclude cash of $1.8 million and $2.8 million as of June 30, 2020 and December 31, 2019, respectively. The contractual maturity dates of all of our investments are less than one year.

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
The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at June 30, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents:
Money market funds	$61,918	$—	$—	$61,918
U.S. treasury shares	2,999	—	—	2,999
Corporate notes	—	2,457	—	2,457
Commercial paper	—	2,999	—	2,999

Total cash equivalents	$64,917	$5,456	$—	$70,373
Marketable securities:
Corporate notes	$—	$7,645	$—	$7,645
Commercial paper	—	7,248	—	7,248

Total marketable securities	—	14,893	—	14,893

Total	$64,917	$20,349	$—	$85,266

Financial liabilities
Derivative liabilities	$—	$—	$1,308	$1,308

	Fair Value Measurements at December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents:
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	—	2,000	—	2,000

Total cash equivalents	$23,012	$2,000	$—	$25,012
Marketable securities:
Corporate notes	$—	$43,604	$—	$43,604
Commercial paper	—	20,916	—	20,916

Total marketable securities	—	64,520	—	64,520

Total	$23,012	$66,520	$—	$89,532

Our cash equivalents are composed of money market funds and U.S. treasury shares and are classified as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets and do not have any restrictions on redemption. Our marketable securities consist of corporate notes and commercial paper and are classified as Level 2 assets under the fair value hierarchy as these assets were primarily determined from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2020 or December 31, 2019.
In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. We recorded derivative liabilities associated with our deferred royalty obligation, as discussed further in Note 6, of
$1.3
million during the three months ended June 30, 2020. There was no change in the fair value of the derivative liabilities during the three months ended June 30, 2020. These derivative liabilities are measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) the expected net sales of MYCAPSSA and any of our other future products; (2) our risk-adjusted discount rate that includes a company specific risk premium; (3) our cost of debt; (4) volatility; (5) the probability and timing of a change in control occurring during the term of the instrument; and (6) the probability and timing of an event of default during the term of the instrument. We did not have any Level 3 assets or liabilities being measured at fair value on a recurring basis as of December 31, 2019.
4. Earnings per Share of Common Stock
All common stock warrants and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and six months ended June 30, 2020 and 2019.
5. Accrued Expenses
As of June 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	($ in thousands)
Accrued research and development expenses	$3,498	$4,219
Accrued general, administrative and other expenses	2,413	1,485
Accrued payroll and employee benefits	2,237	1,872

Total accrued expenses	$8,148	$7,576

6. Deferred Royalty Obligation
In April 2020, we entered into the Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments and milestones received from third parties under license agreements (the “Revenue Interests”). Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020 and an additional $25.0 million in July 2020 following the FDA approval of MYCAPSSA. We are entitled to receive an additional

$
15.0
 million upon conditions related to commercial drug supply availability and first commercial sale of MYCAPSSA, subject to customary closing conditions. We are also entitled to receive an additional $
10.0
 million in early 2022 subject to the achievement of a
revenue
milestone and customary closing conditions. In exchange for the total investment amount (“Investment Amount”) received, HCR will receive a tiered royalty starting in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.
HCR’s rights to receive the Revenue Interests shall terminate on the date on which HCR has received payments equal to 195%
of the funded portion of the Investment Amount including the aggregate of all payments made to HCR as of such date, unless the Revenue Interest Financing Agreement is terminated earlier. If HCR has not received payments equal to the 195% of the funded portion of the Investment Amount by the ten-year
anniversary of the initial closing date and no event of default has occurred or is ongoing, among other things, we shall pay HCR an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return in the low to mid-teens
less payments previously received. If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded (including unfunded amounts conditionally eligible to be funded) plus a change of control premium, the amount of which is variable up

to
95
%
based on timing and circumstances of such change of control. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for sixty days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement to the 195% of the funded portion of the Investment Amount.
If HCR has not received 60% of the
funded portion of the
Investment Amount by September 30, 2023 or 100%
of the funded portion
of the Investment Amount by September 30, 2024, we must make cash payments sufficient to gross HCR up to such minimum amounts. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts, which we recorded as restricted cash in the condensed consolidated balance sheet, during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Our obligations under the Revenue Interest Financing Agreement are secured by a first priority perfected security interest in all of our Chiasma, Inc. cash and cash equivalents (as defined in the Revenue Interest Financing Agreement), all present and future net revenues of MYCAPSSA and all MYCAPSSA-related assets.
We
have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have evaluated the terms of the debt and determined that the repayment of up to 195% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. In addition, we have determined that the repayment of 195% of the funded portion of the Investment Amount, less any payments made to date, upon an event of default is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determine the fair value of the derivatives using an option pricing Monte Carlo simulation model taking into account the probability and timing of a change of control and an event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3. The aggregate fair value of the embedded derivative is $1.3
million and is
pre
sent
ed in deferred royalty obligation in the condensed consolidated balance sheet. We remeasure the embedded derivative to fair value each reporting period until the time the termination of the Revenue Interest Financing Agreement.
The effective interest rate as of June 30, 2020 was approximately

18
%.
In connection with the deferred royalty obligation, we incurred debt issuance costs totaling

$
0.6
 million
in the six months ended June 30, 2020. Debt issuance costs have been netted against the deferred royalty obligation and are being amortized over the estimated term of the obligation using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation, as presented on the condensed consolidated balance sheet, approximates fair value as of June 30, 2020 and was measured using Level 3 inputs. The estimated fair value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 3.
7. Warrants
As of December 31, 2019, there were 3,567,015 common stock warrants outstanding with exercise prices ranging from $0.09 per share to $9.13 per share. Such warrants were issued between October 2012 and February 2015 with expiration dates ranging from March 2022 through December 2024. There were no warrants issued or exercised during the six months ended June 30, 2020. There were 3,567,015 outstanding warrants as of June 30, 2020. As described in Note 1, in July 2020, we issued
Pre-Funded
Warrants in connection with an underwritten public offering to purchase an aggregate of 5,000,000 shares of common stock which are
immediately exercisable at an exercise price per share of $0.0001.
8. Stock-based Compensation
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
In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering. The 2015 Plan allow
s
the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company initially up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants were permitted under the 2008 Plan and any expirations, cancellations, or terminations under the 2008 Plan are available for issuance under the 2015 Plan. On January 1, 2020, the number of shares reserved and available for issuance under the 2015 Plan increased by 1,683,136 shares of common stock pursuant to a provision in the 2015 Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. As of June 30, 2020, the total number of shares authorized for stock award plans is 9,775,418 of which 1,511,498 remain available for grant. There are 7,916,922 stock options outstanding as of June 30, 2020.
Stock-based compensation for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
General and administrative	$1,060	$360	$2,013	$671
Research and development	275	267	484	578

Total	$1,335	$627	$2,497	$1,249

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected volatility	85%	98%
Expected term (years)	6.2	6.0
Risk-free interest rate	1.11%	2.09%
Expected dividend yield	0%	0%
We granted approximately 1,736,900 stock options in the six months ended June 30, 2020. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2020 was $3.32. We granted approximately 1,533,000 stock options in the six months ended June 30, 2019. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2019 was $5.19.

9. Commitments and Contingencies
Manufacturing Commitments
As of June 30, 2020, we had outstanding manufacturing commitments, including the acquisition of API, in the aggregate amount of $25.2 million of which $9.2 million is expected to be incurred in 2020 with the remainder to be incurred throughout 2021. The payments on these commitments will occur following the deliveries of the API or completion of the manufacturing services.
2019 Litigation Settlement
On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled
Gerneth v. Chiasma, Inc., et al
. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding our first Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint added as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff sought an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 14, 2019, the court issued an order of preliminary approval of the settlement. As a result of this settlement agreement, we have recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we have recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018 which represents the estimated insurance claim proceeds from our insurance carriers. On June 27, 2019, the court issued an order of final approval of the settlement. The litigation insurance settlement recovery and litigation settlement liability were settled during the three months ended June 30, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$171	$57	$335	$104

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$199	$55	$271	$100
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$86	$94	$113

1
5

June 30, 2020
($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Right-of-use assets	$1,220

Other current liabilities	$623
Long-term liabilities	785

Total lease liabilities	$1,408

Weighted average remaining lease term—operating leases	26 Months
Weighted average discount rate—operating leases	10.8%
Our lease
right-of-use
assets are recorded within other assets on our condensed consolidated balance sheets.
Future lease payments under noncancelable leases as of June 30, 2020 are as follows:

($ in thousands)
Remainder of 2020	$388
2021	715
2022	487

Total future minimum lease payments	1,590
Less: imputed interest	(182)

Total	$1,408

1
6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a commercial stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE
®
, technology platform, we seek to develop oral medications that are currently available only as injections. On June 26, 2020, the U.S. Food and Drug Administration, or the FDA, approved MYCAPSSA
®
(octreotide) capsules for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. MYCAPSSA is the first and only oral somatostatin analog, or SSA, approved by the FDA and the first product approved by the FDA utilizing our TPE technology. The FDA approval of MYCAPSSA was based on the positive results of the randomized, double-blind, placebo-controlled, nine-month Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules, which met the primary endpoint and all four secondary endpoints, as well as safety data from all of Chiasma’s Phase 3 clinical trials of MYCAPSSA. We are focused on the commercialization of MYCAPSSA for the treatment of patients with acromegaly in the United States and developing and seeking regulatory approval of MYCAPSSA in the European Union.
Acromegaly is a rare and debilitating condition that results from the body’s production of excess growth hormone, which in turn elevates insulin-like growth factor 1, or IGF-1.
These elevated hormone levels result in a number of painful and disfiguring symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog. Octreotide capsules have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.8 billion annually. We estimate the global market for SSAs in the treatment of acromegaly at approximately $800 million of which we estimate the U.S. market at approximately $400 million. We retain worldwide rights to develop and commercialize octreotide capsules.
We are also conducting an international Phase 3 clinical trial, or MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a randomized, open-label and active-controlled 15-month trial
initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase
be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED. In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month
run-in
phase of the trial, 92 of these patients (or 63%) completed the run-in
phase and were deemed to be responders to octreotide capsules per protocol
(IGF-1
<1.3 x ULN and GH<2.5 ng/mL). Of the 92 patients who completed the run-in
phase, 85 patients have completed the trial and four remain in the nine-month, randomized, controlled phase of the trial. MPOWERED has met the EMA requirement of a minimum of 80 patients randomized into the controlled phase of the trial. The primary endpoint will be calculated with time weighted average analysis, therefore missing monthly
IGF-1
values are not anticipated to affect the completion of the primary endpoint analysis. We expect to release top-line data
from the MPOWERED trial in the fourth quarter of 2020. If the MPOWERED trial results are positive, we plan to prepare and submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking potential regulatory approval of oral octreotide as a treatment for acromegaly in the European Union.

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
We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. In addition, we initiated pre-commercial
activities in anticipation of FDA marketing approval of octreotide capsules in June 2020. In July 2015, we completed our initial public offering, or IPO, in which we raised $106.5 million. In April 2019, we completed a follow-on
public offering of common stock in which we raised an additional $32.2 million. In August 2019, we completed a follow-on
public offering of common stock in which we raised an additional $52.3 million. In April 2020, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with Healthcare Royalty Partners IV, L.P., or HCR for up to $75.0 million. In July 2020, we completed a follow-on
public offering which consisted of common stock and
pre-funded
warrants in which we raised an additional $75.5 million. As of June 30, 2020, our consolidated cash, cash equivalents, marketable securities and restricted cash were $87.1 million, of which $0.4 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary. In April 2020, we entered into an Open Market Sales Agreement, or ATM Agreement, for “at the market offerings” under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.
We have incurred significant operating losses since our inception. Our net loss was $36.5 million for the six months ended June 30, 2020 and $36.3 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $309.4 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We plan to invest in our commercial launch, manufacture octreotide capsules for market consumption, as well as invest in manufacturing scale-up
activities, and continue the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly and, if the MPOWERED trial results are positive, prepare and submit an MAA to the EMA, seeking potential regulatory approval of oral octreotide as a treatment for acromegaly in the European Union. Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities, the anticipated $15.0 million of additional funding from HCR following the first commercial sale of MYCAPSSA and potentially through equity financings. We may also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our development opportunities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if the MPOWERED trial results are positive and MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize octreotide capsules in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.
COVID-19
Update
In March 2020, the World Health Organization declared the novel strain of coronavirus, or
COVID-19,
a global pandemic and recommended containment and mitigation measures worldwide. We continue to closely monitor the impact of
COVID-19
on our business and have implemented steps to ensure the well-being of our employees as well as the patients and health care professionals involved in the MPOWERED study and the MACRO Registry. At this time, we continue to plan for the approval of the “changes being effected in 30 days” supplement,
CBE-30
supplement, which we submitted to the FDA on June 29, 2020 seeking a post-approval change to our
FDA-approved
new drug application, or NDA, for MYCAPSSA to provide for the approval of our primary commercial API manufacturer and one of its large-scale manufacturing sites. In addition, we have not observed any significant disruptions to our manufacturing supply chain to date. Our MPOWERED trial is progressing as planned and we continue to expect to release top-line data
in the fourth quarter of 2020. The
COVID-19
pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person
participation in meetings,

events and conferences, while seeking to ensure our ability to execute our planned commercial launch by utilizing digital engagement and remote interaction with potential customers. However, restrictions on and discouragement of travel, access to hospitals and physicians’ office, and face-to-face
meetings may make it difficult to drive the awareness and adoption of MYCAPSSA. We are unable to predict the impact that COVID-19 will
have on our future plans, including timing of FDA approval of our
CBE-30
supplement, if any, for commercialization, and our future financial position and operating results due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business cannot be ascertained at this time.
Commercial Manufacturing Supply
We began implementing launch readiness plans in 2019 in preparation for a commercial launch of MYCAPSSA capsules in the United States in the fourth quarter of 2020, pending the FDA’s approval of our NDA. Following FDA approval of our NDA and to secure commercial supply of our planned launch, we submitted our
CBE-30
supplement on June 29, 2020 to provide for the approval of our primary commercial API manufacturer and one of its large-scale manufacturing sites. At this time, we expect to have sufficient commercial supply of MYCAPSSA to support our planned commercial launch in the fourth quarter of 2020, pending the FDA’s timely acceptance of our
CBE-30
supplement. Unless the FDA determines that this
CBE-30
supplement is not sufficiently complete to permit a substantive review, we expect the FDA will accept the
CBE-30
supplement and set a PDUFA target date in the fourth quarter of 2020 for the completion of its review. If the FDA accepts the
CBE-30
supplement without delay or exception, we currently expect to begin distributing commercial product as part of our U.S. commercial launch as soon as we have commercial supplies of MYCAPSSA available at our third-party logistics provider. In addition, we also plan to file a second manufacturing supplement to the NDA, which we expect will be a prior approval manufacturing supplement, to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the approved NDA. In April 2020, the FDA requested that we include certain stability data in this planned prior approval manufacturing supplement, which we expect will result in a planned submission of this supplement in early 2021.
Financial Overview
Research and Development
Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up
activities, clinical trial and related clinical and
pre-approval
manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including the pre-approval
manufacturing expenses, manufacturing of clinical trial material, manufacturing process development and validation, regulatory and clinical activities, and our TPE platform. Now that MYCAPSSA has been approved by the FDA, manufacturing costs related to the production of commercial supplies of MYCAPSSA will no longer be captured in R&D expense but will be capitalized to inventory. We expense research and development costs as incurred.
We have limited research and discovery functions and are currently not materially investing in those areas. We have focused our resources on the clinical development of octreotide capsules, including our two international Phase 3 trials, CHIASMA OPTIMAL and MPOWERED. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly. We also expect to continue to conduct our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly to support potential regulatory approval in the European Union, as well as an open label extension of MPOWERED once the trial is completed. The successful development of octreotide capsules for commercialization outside the United States is highly uncertain.
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

Marketing expenses consist of professional fees related to preparation for the commercialization of MYCAPSSA, as well as salaries and related benefits for commercial employees. Our marketing expenses for the six months ended June 30, 2019 were immaterial. Following the positive top-line data
from our CHIASMA OPTIMAL trial, which we released in July 2019, we incurred pre-commercial marketing
related expenses prior to FDA approval and we expect the commercial expenses to substantially increase as we commercialize MYCAPSSA in the United States following our FDA approval on June 26, 2020. In addition to anticipated future increases in marketing expenses, as we prepare for the potential commercialization of octreotide capsules and grow our operations, we have begun to incur additional other general and administrative expenses which we expect will continue to increase.
Interest and Other Income, Net
Interest and other income, net consists primarily of interest income earned on our investments.
Interest Expense
Interest expense consists primarily of interest expense associated with our Revenue Interest Financing Agreement.
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
for the fiscal year ended December 31, 2019. For information on accounting policies as well as new pronouncements adopted in the current period and recently issued standards, see Note 1 to our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions include those related to the accounting for stock-based compensation, income taxes, deferred royalty obligations, including embedded derivative liabilities, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Results of Operations for the Three and Six Months ended June 30, 2020 and 2019
Research and Development
The following is a comparison of research and development expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Research and development	$9,672	$5,522	$4,150	75%	$17,797	$11,993	$5,804	48%

For the three months ended June 30, 2020, our total research and development expenses increased by $4.2 million to $9.7 million compared to the prior year period. For the six months ended June 30, 2020, our research and development expenses increased by $5.8 million compared to the prior year period. The increases for the three and six months ended June 30, 2020 as compared to the prior year periods were primarily due to an increase in manufacturing of octreotide capsules to support our planned U.S. commercial launch, costs associated with our disease state registry, scientific literature publications and increased regulatory costs which were offset by a decrease in clinical trial costs.

General and Administrative
The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
General and administrative	$10,665	$2,644	$8,021	303%	$18,247	$5,094	$13,153	258%

For the three months ended June 30, 2020, our general and administrative expenses increased by $8.0 million compared to the prior year period. The increase for the three months ended June 30, 2020 as compared to the prior year period was primarily due to our continuing pre-commercialization
activities of $5.6 million, an increase in compensation-related expenses and increased other administrative costs as we prepare for commercialization of octreotide capsules. For the six months ended June 30, 2020, our general and administrative expenses increased by $13.2 million compared to the prior year period. The increase for the six months ended June 30, 2020 as compared to the prior year period was primarily due to our continuing pre-commercialization
activities of $8.6 million, an increase in compensation-related expenses and increased other administrative costs as we prepare for commercialization of octreotide capsules.
Interest and Other Income, net
Interest and other income, net totaled $0.5 million for the six months ended June 30, 2020 compared to other income of $0.5 million for the same period in 2019. Our interest income was driven by the increase of our cash equivalents and marketable securities which were effectively offset by a decrease in the interest rate yield on our cash equivalents and marketable securities.
Interest Expense
Interest expense totaled $0.9 million for the six months ended June 30, 2020 primarily driven by interest expense related to our Revenue Interest Financing Arrangement which was entered into in April 2020.
Provision for Income Taxes
Our total tax provision was approximately $89,000 for the six months ended June 30, 2020, representing an effective tax rate of (0.2%), as compared to a tax provision of approximately $28,000 for the six months ended June 30, 2019, representing an effective tax rate of (0.2%).
Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.
Liquidity and Capital Resources
In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, we completed a follow-on
public offering of common stock in which we raised an additional $32.2 million in net proceeds to finance our operations. In August 2019, we completed a follow-on
public offering of common stock in which we raised an additional $52.3 million in net proceeds to finance our operations. In July 2020, we completed a follow-on
public offering which consisted of common stock and
pre-funded
warrants in which we raised an additional $75.5 million in net proceeds to finance our operations. In April 2020, we entered into the Revenue Interest Financing Agreement with HCR for up to $75.0 million. The initial funding of $25.0 million, less certain transaction expenses, was completed in April 2020 and the second funding of $25.0 million, less certain transaction expenses, was completed in July 2020. The remaining $25.0 million of funding is contingent upon the achievement of certain milestones. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. In April 2020, we also entered into the ATM Agreement with Jefferies, which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement. As of June 30, 2020, our cash and cash equivalents were $52.2 million, of which $0.4 million was held by our Israeli subsidiary. In addition, as of June 30, 2020, we had $14.9 million invested in short-term marketable securities and $20.0 million of restricted cash.

Plan of Operations and Future Funding Requirements
We expect that our primary uses of capital will be associated with the commercialization of MYCAPSSA in the United States and the manufacturing of octreotide capsules for market consumption, seeking regulatory approval of octreotide capsules in the European Union, including clinical trial costs (including our international Phase 3 MPOWERED clinical trial to support regulatory approval of octreotide capsules in the European Union and its planned open label extension once completed, and our international Phase 3 CHIASMA OPTIMAL clinical trial open label extension), medical affairs activities, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the European Union, compensation and related expenses, third-party clinical development services, and other general operating costs.
We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations, as currently planned, through at least one year after the filing of this Quarterly Report. We cannot estimate the actual amounts necessary to successfully commercialize MYCAPSSA in the United States and complete the development and commercialization of octreotide capsules in the European Union, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the costs, timing and outcome of the development and regulatory review of octreotide capsules and our CBE-30 supplement and planned prior approval manufacturing supplement;

•	the progress and results of our ongoing clinical trials of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we develop, acquire or in-license other product candidates and technologies or explore or consummate other strategic transactions.
We filed a $200.0 million shelf registration statement on Form
S-3
with the SEC in September 2019, which the SEC declared effective in September 2019. In April 2020, we entered into the ATM Agreement with Jefferies, under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any shares of common stock under the ATM Agreement. In July 2020, we completed a follow-on
public offering which consisted of common stock and
pre-funded
warrants, in which we raised $80.5 million in gross proceeds, or $75.5 million net proceeds less underwriting fees and offering expenses.
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
Revenue Interest Financing Agreement
In April 2020, we entered into a Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage, or the Applicable Tiered Percentage, of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments, and milestones, collectively, the Revenue Interests. Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020 and received an additional $25.0 million following the FDA approval of MYCAPSSA in July 2020 , and are entitled to receive an additional $15.0 million upon certain conditions related to commercial drug supply availability and first commercial sale of MYCAPSSA, subject to customary closing conditions, which we expect to receive in the second half of 2020. We are also entitled to receive an additional $10.0 million in early 2022 subject to the achievement of a revenue milestone and customary closing conditions. In exchange for the total investment amount, or

Investment Amount, received, HCR will receive a tiered royalty in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.
HCR’s rights to receive the Revenue Interests shall terminate on the date on which HCR has received payments equal to 195% of the funded portion of the Investment Amount including the aggregate of all payments made to HCR as of such date, unless the Revenue Interest Financing Agreement is earlier terminated. If HCR has not received payments equal to the 195% of the funded portion of the Investment Amount by the ten-year
anniversary of the initial closing date and no event of default has occurred or is ongoing, among other things, we shall pay HCR an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return in the low to mid-teens
less payments previously received. If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded, including any amount conditionally eligible to be funded, plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control and the amount funded and conditionally eligible to be funded by HCR as of the date of the change of control. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for sixty days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement to the 195% of the funded portion of the Investment Amount.
If HCR has not received 60% of the Investment Amount by September 30, 2023 or 100% of the Investment Amount by September 30, 2024, we must make cash payments sufficient to gross HCR up to such minimum amounts. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Our obligations under the Revenue Interest Financing Agreement are secured by a first priority perfected security interest in all of our cash and cash equivalents (as defined in the Revenue Interest Financing Agreement), all present and future net revenues of MYCAPSSA and all MYCAPSSA-related assets.
Cash Flows
The following is a summary of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(28,952)	$(16,108)
Investing activities	49,354	(8,646)
Financing activities	23,937	32,262
Operating Activities
Net cash used in operating activities was $29.0 million for the six months ended June 30, 2020, and primarily consisted of $36.5 million in net loss, adjusted for non-cash
items of $2.7 million (primarily stock-based compensation) and working capital increase of $4.8 million (primarily due to the increase in accounts payable and accrued expenses offset by decreases in prepaid expenses and other assets). Net cash used in operating activities was $16.1 million for the six months ended June 30, 2019, and primarily consisted of $16.6 million in net loss, adjusted for non-cash
items of $1.1 million (primarily stock-based compensation) and working capital decrease of $0.6 million (primarily due to the decrease in accounts payable and accrued expenses and partially offset by the decrease in prepaid expenses and other current assets). The primary driver for the increase in our cash used in our operating activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was the manufacturing and pre-commercial
costs incurred as we prepared for the commercialization of octreotide capsules.
Investing Activities
Net cash provided by investing activities was $49.4 million for the six months ended June 30, 2020, primarily related to the net maturities of marketable securities, compared to $8.6 million in cash used in investing activities for the six months ended June 30, 2019, primarily related to the net purchases of marketable securities driven by the net proceeds received from our follow-on
public offering in April 2019.

Financing Activities
Net cash provided by financing activities was $23.9 million during the six months ended June 30, 2020, primarily related to the net proceeds from the Revenue Interest Agreement with HCR in April 2020. For the six months ended June 30, 2019, net cash provided by financing activities was $32.3 million, primarily related to the net proceeds received from our follow-on
public offering in April 2019.
Contractual Obligations
As of June 30, 2020, we had outstanding manufacturing commitments, including the acquisition of API, in the aggregate amount of $25.2 million of which $9.2 million is expected to be incurred in 2020 with the remainder to be incurred throughout 2021. The payments on these commitments will occur following the deliveries of the API or completion of the manufacturing services. As of June 30, 2020, we had future minimum lease payments under non-cancelable
operating leases in the aggregate amount of $1.6 million.
As of April 7, 2020, we have contractual obligations under the Revenue Interest Financing Agreement with HCR, as noted above and disclosed in Note 6 included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020, we had $72.2 million in cash, cash equivalents and restricted cash, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of June 30, 2020, we had $14.9 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point increase in interest rates would cause a decrease in the value of our short-term investments of approximately $28,000. As of June 30, 2020, we did not have any outstanding variable interest rate borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.
In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately (4%), (7%), and 5%, respectively. As of June 30, 2020, we held $0.4 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not currently hedge against foreign currency exchange rate risks.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules
13a-15(f)
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
Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form
10-K
filed with the Securities and Exchange Commission, or the SEC, on March
 16, 2020
.

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates
*We are substantially dependent on the successful commercialization of MYCAPSSA, which received approval from the FDA in June 2020. If we are unable to successfully commercialize MYCAPSSA in the United States, including securing and maintaining regulatory approval necessary for distribution of commercial product, and obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.
On June 26, 2020, the FDA granted approval of oral octreotide capsules, MYCAPSSA
®
, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide, which is our only regulatory approval of a product. MYCAPSSA is our only product that has been approved for sale by the FDA. We have not yet begun to commercialize MYCAPSSA and the commercial launch of MYCAPSSA is not expected to commence until the fourth quarter of 2020. We have invested a significant portion of our activities and resources toward the development of MYCAPSSA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize MYCAPSSA in the United States.
Our NDA that was approved by the FDA in June 2020 references one small-scale manufacturing site for the active pharmaceutical ingredient, or API, in octreotide owned by our planned secondary commercial API manufacturer. However, we have not procured commercial API from this manufacturing site for our planned commercial launch. Accordingly, in order to commercially launch octreotide capsules, on June 29, 2020, we submitted to the FDA a manufacturing supplement to the NDA as a “changes being effected in 30 days” supplement, or
CBE-30
supplement, to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites. If the FDA accepts the
CBE-30
supplement without delay or exception, we expect to begin distributing commercial product as part of our U.S. commercial launch as soon as we have supplies of MYCAPSSA available at our third-party logistics provider, which we expect by the end of the third quarter of 2020 while the FDA’s review of the
CBE-30
supplement is pending. In addition, we also plan to file a second manufacturing supplement to the NDA, which we expect will be a prior approval manufacturing supplement, to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the approved NDA. In April 2020, the FDA requested that we include certain stability data in this planned prior approval manufacturing supplement, which we expect will result in a planned submission of this supplement in early 2021. If we are unable to obtain the FDA’s approval of our
CBE-30
supplement or our planned second manufacturing supplement in a timely manner or at all, our planned commercial launch could be negatively impacted. The review of any manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch
comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such manufacturing supplement and prevent or delay our planned commercial launch. If the FDA determines during its review process that it has significant substantive issues with our
CBE-30
supplement, it could require us to cease or restrict our distribution of oral octreotide in the United States or potentially recall distributed drug product. The timing of the FDA’s review process related to our
CBE-30
supplement and planned second manufacturing supplement and the outcome of such reviews are inherently uncertain, and we can provide no assurances that either manufacturing supplement will be approved in a timely manner or at all.
Successful commercialization of MYCAPSSA is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with MYCAPSSA for its approved indication. There are numerous examples of other companies that have experienced unsuccessful product launches and failed to meet high expectations of market potential, including pharmaceutical companies with significantly more experience and resources than us.
The future success of MYCAPSSA, including the expected timing of the commercial launch, and the rate and degree of market acceptance, of MYCAPSSA in the United States, will depend on a number of factors, including:

•	the efficacy and safety of MYCAPSSA in a larger number of patients in a non-clinical setting than those demonstrated in our clinical trials;

•	our ability to manufacture sufficient commercial supplies of MYCAPSSA in compliance with regulatory requirements;

•	the effectiveness of our sales, marketing and distribution efforts, particularly during the remote, COVID-19 environment;

•	the incidence and prevalence of acromegaly patients in the U.S. that respond to and tolerate treatment with octreotide or lanreotide;

•	the timing of market introduction of MYCAPSSA;

•	the ability of MYCAPSSA to successfully compete against other products; acceptance by the medical community and patients of MYCAPSSA as a safe and effective product;

•	the potential and perceived advantages of MYCAPSSA over alternative products;

•	the ability to distinguish safety and efficacy from existing alternatives;

•	the willingness of medical professionals to prescribe and patients to use MYCAPSSA and continue to use MYCAPSSA instead of alternative products;

•	the prevalence and severity of adverse side effects;

•	the convenience of prescribing, administrating and initiating patients on MYCAPSSA;

•	the potential and perceived value and relative cost of MYCAPSSA over alternative products, including generic products or treatments;

•	the availability of coverage and adequate reimbursement and pricing by private and government payors;

•	the successful completion of any clinical trials, regulatory approval and commercialization of MYCAPSSA for one or more label expansion indications; and

•	our ability to enforce our intellectual property rights with respect to MYCAPSSA.
While we have implemented our commercial launch readiness plans, we will need to incur significant additional expenses and commit significant additional management time to further develop our commercialization capabilities and to continue hiring, developing and training our sales force in order to be prepared to successfully coordinate the launch and commercialization of MYCAPSSA in the United States. We may not be able to successfully establish these capabilities on our expected timing or at all. Even if we are successful in building out our commercial team and sales force, there are many factors that could cause the launch and commercialization of MYCAPSSA to be unsuccessful and/or delayed, including a number of factors that are outside our control.
The commercial success of MYCAPSSA depends on the extent to which medical professionals and patients accept and adopt MYCAPSSA as a product for the for the treatment of acromegaly, and we do not know whether our or others’ revenue estimates in this regard will be accurate. For example, if the patient population suffering from acromegaly is smaller than we estimate or if medical professionals are unwilling to prescribe or patients are unwilling to try and then continue to use MYCAPSSA, the commercial potential of MYCAPSSA will be limited. We also do not know how medical professionals, patients and third-party payors will respond to the pricing of MYCAPSSA. Medical professionals may not prescribe MYCAPSSA and patients may be unwilling to use MYCAPSSA if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost, and we may find it necessary or desirable to provide rebates on MYCAPSSA to customers or third-party payors or to expand existing, or implement new or additional, patient assistance programs, including co-pay
assistance programs, which could materially adversely affect our profitability.
While the FDA granted approval of MYCAPSSA based on the data included in the NDA, we do not know whether the results when a larger number of patients are exposed to MYCAPSSA, including results related to safety and efficacy, will be consistent with the results from our clinical studies of MYCAPSSA that served as the basis of FDA approval of MYCAPSSA. New data relating to MYCAPSSA, including from any adverse event reports or any negative results during our MPOWERED trial or clinical development for additional indications of oral octreotide capsules, may adversely impact the commercial results and potential of MYCAPSSA. Thus, significant uncertainty remains regarding the commercial potential success of MYCAPSSA. In addition, such new data or any serious or unexpected side effects caused by MYCAPSSA may result in a number of potentially significant negative consequences, including:

•	the FDA could withdraw its approval of MYCAPSSA, impose restrictions on its distribution or require the addition of labeling warnings or restrictions;

•	we could be required to change the way MYCAPSSA is promoted or administered or conduct additional clinical studies;

•	we could be sued and held liable for any harm caused to patients; or

•	our reputation may suffer.
If the launch or commercialization of MYCAPSSA is delayed, unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be materially harmed.

While the FDA granted approval of MYCAPSSA, such approval does not guarantee FDA approval for any future product candidates. FDA approval of MYCAPSSA also does not guarantee that MYCAPSSA will be approved by the FDA for additional indications or by regulatory entities in countries outside of the United States.
See “Risk Factors—Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020, which is incorporated by reference in this prospectus supplement, for a more detailed discussion of the risks related to the manufacturing, commercialization and ongoing regulation of drug products.
*If we are unable to obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.
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
Importantly, the safety data generated in our completed clinical trials of octreotide capsules, including our first Phase 3 clinical trial and the CHIASMA OPTIMAL clinical trial as well as certain safety data from the MPOWERED clinical trial, as well as the efficacy data from our completed first Phase 3 clinical trial and the CHIASMA OPTIMAL trial, were integrated into the NDA that was approved by the FDA. We expect the safety and efficacy data from all three of our Phase 3 clinical trials to be submitted in our planned MAA filing. While the MPOWERED trial design has been accepted by the EMA, our ultimate success in the regulatory review process of our planned application for marketing approval in the European Union could be negatively impacted by the results from any of our clinical trials.
The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and these regulations differ from country to country and change over time. While we have obtained marketing approval for octreotide capsules in the United States, we are not permitted to market octreotide capsules in the European Union or any other countries outside the United States until we receive the requisite approvals in such countries. In the United States, the FDA generally requires the completion of nonclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality and other factors before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements and may impose pricing restrictions. Of the large number of drugs in development, only a small percentage result in the submission of an application for marketing authorization and even fewer are approved for commercialization.
Other than the June 2015 submission of our NDA for octreotide capsules as a treatment for acromegaly to the FDA and the December 2019 resubmission of our NDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including our ability to obtain EMA regulatory approval, are not successful for the acromegaly indication or are delayed, if we are unsuccessful or delayed in obtaining regulatory approval of the
CBE-30
supplement and planned manufacturing supplement to our NDA or if adequate demand for octreotide capsules are not generated, our business and ability to generate revenues will be materially harmed. Failure to obtain regulatory approval of the
CBE-30
supplement and planned manufacturing supplement will prevent us from commercializing the product candidate in a timely manner or at all, which could raise significant concerns about our continued viability as a business. The success of octreotide capsules will depend on the receipt of additional regulatory approvals the issuance of such approvals is uncertain and subject to a number of risks, including the following:

•	foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•	the results of our clinical trials may not provide acceptable evidence of octreotide capsules’ safety and efficacy;

•	the results of our clinical trials may not be sufficiently robust or meet the level of statistical or clinical significance required by, the EMA or other regulatory agencies for marketing approval;

•	the dosing of octreotide capsules in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to octreotide capsules;

•	the data collected from our clinical trials may not be sufficient to obtain regulatory approval in the European Union or elsewhere; and

•	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.
In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date, as was the case with the FDA’s review of our completed first Phase 3 clinical trial contained in the original NDA, or that any current or future trials will be successful. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies, as the FDA strongly recommended in its Complete Response Letter to our NDA that we received in April 2016, or the CRL. We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied before, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process.
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
*Our development, regulatory and commercialization strategy for octreotide capsules continues to depend, in part, on published scientific literature and prior findings regarding the safety and efficacy of approved products containing octreotide.
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
We designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway in the European Union. Our NDA for which we received FDA approval of octreotide capsules as a treatment for acromegaly relied, and we intend that our planned MAA will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we designed our development programs to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and the European Union and obtained FDA approval of our NDA for octreotide capsules as a treatment for acromegaly, if the MPOWERED trial is successful and we submit an MAA to the EMA, the EMA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated. The EMA also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.
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
Conducting clinical trials and developing drugs is a lengthy, time consuming and expensive process. For example, we incurred significant expenses in developing and obtaining the FDA’s approval of octreotide capsules for the treatment of acromegaly with no guarantees that doing so would result in such an approval and we expect to continue to incur significant expenses for our Phase 3 clinical trial of octreotide capsules in acromegaly called MPOWERED to support potential regulatory approval in the European Union and our planned MAA to the EMA if the MPOWERED trial is successful. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of past, current or future trials, such as the MPOWERED trial, can adversely affect prospects of securing regulatory approval or regulatory approvals previously received.
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
IGF-1
≤
1.0 times the upper limit of normal in the CHIASMA OPTIMAL trial. The fact that we have not used such endpoints previously for regulatory submissions outside the United States introduces an additional level of uncertainty in the outcome of the MPOWERED Phase 3 clinical trial, and the ability for the data from that trial to support regulatory approval from the EMA. We cannot provide assurance that the FDA or EMA will view the results as we do or that any of our ongoing or future trials of octreotide capsules, including our MPOWERED Phase 3 clinical trial in acromegaly, or any clinical trials we may conduct for other indications, if any, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.
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

Further, our resubmitted NDA for which we obtained FDA approval relied upon the FDA’s 505(b)(2) regulatory pathway for octreotide capsules in acromegaly in the United States and we expect to rely on a similar hybrid application pathway for the MAA that we plan to submit in the European Union. There can be no assurance that our clinical trials, or the clinical trials conducted by third parties, will demonstrate sufficient safety and efficacy for the EMA to approve octreotide capsules for the treatment of acromegaly or for the FDA or EMA to approve octreotide capsules for any other indication that may be specified in future NDA or MAA submissions. Even though we did obtain approval from the FDA for octreotide capsules for the treatment of acromegaly in the United States, we may not be successful in obtaining approval from the EMA or other regulatory authorities.
*Any negative clinical results from, termination or suspension of, or delays in the commencement or completion of any ongoing or future trials of octreotide capsules for the treatment of acromegaly or for any additional indications, in the United States or other countries, or future clinical trials of product candidates we may develop could result in increased costs to us, delay or limit our ability to generate revenue or achieve or sustain profitability, negatively impact our commercial prospects, cause our market value and stock price to fall and jeopardize our viability as a business.
Delays in the completion of the Phase 3 MPOWERED clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules as a treatment for acromegaly in the European Union, the clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly increase our product development costs and jeopardize our ability to commercialize octreotide capsules. For example, if the topline data from the Phase 3 MPOWERED clinical trial, which we expect to report in the fourth quarter of 2020, are negative, those data could negatively impact the commercial prospects for octreotide capsules in the United States.
Furthermore, in October 2015, the EMA required us to revise our protocol for our MPOWERED Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore dictated that additional time will be needed to complete our second Phase 3 clinical trial of octreotide capsules. While enrollment and randomization are complete, we do not know whether the MPOWERED Phase 3 trial will be completed on schedule or will be successful. In light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, in late 2016 we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources that were necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. The modifications to the MPOWERED trial, together with our decision in October 2018 to enroll up to 15 additional patients, delayed the expected timing of an MAA submission with the EMA. We now expect top-line
data from the MPOWERED study in the fourth quarter of 2020. The completion of the MPOWERED Phase 3 trial or other clinical trials we may conduct could be delayed for a number of other reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;

•
patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications, including due to other ongoing clinical trials in the same or similar disease state;

•
a facility manufacturing octreotide acetate, octreotide capsules, placebo capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in the CRL and as was observed in a recent regulatory inspection at the time of our NDA resubmission, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

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
Product development costs for octreotide capsules in acromegaly or any other future indications we may pursue or for product candidates we may develop in the future will increase if we have delays in testing or approval, such as the delay in approval of octreotide capsules that we experienced due to the CRL, or if we need to perform more or larger clinical studies than planned. If we experience delays in the completion of, or if we, the FDA, other regulatory authorities, IRBs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of octreotide capsules for any indication or for product candidates we may develop in the future, its commercial prospects may be harmed and our ability to generate product revenues or achieve or sustain profitability will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial or even withdrawal of regulatory approval of octreotide capsules for any indication or for product candidates we may develop in the future. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of octreotide capsules could be significantly reduced.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, the FDA is experiencing disruptions related to the novel coronavirus
COVID-19
pandemic, including postponing most foreign inspections and scaling back domestic inspections, and has also warned that it may be unable to sustain its current level of performance for its new drug program and other programs. If a prolonged government shutdown or other disruption occurs or if disruptions related to the outbreak of novel coronavirus
COVID-19
pandemic continue or worsen, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we were enrolling patients in the United States, Russia, Europe and other countries, we were not permitted to enroll patients from our prior clinical trials in our ongoing MPOWERED Phase 3 clinical trial to support MAA submission and approval in the European Union. The same limitation was true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial.

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
* Even though we received FDA approval of our NDA for octreotide capsules as a treatment for acromegaly, we must also obtain regulatory approval of our
CBE-30
supplement or our other planned manufacturing supplement and may still face additional future development and regulatory challenges, each of which could inhibit or preclude our ability to commercialize octreotide capsules for any indication.
In order to have octreotide capsules available for our planned commercial launch in the fourth quarter of 2020, the FDA must accept our
CBE-30
supplement to our approved NDA in a timely manner. If the FDA accepts the
CBE-30
supplement without exception or delay, we expect to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement is pending. However, if the FDA determines during its review process that it has significant substantive issues with our
CBE-30
supplement it could require us to cease or restrict our distribution of oral octreotide in the United States or potentially recall distributed drug product. In addition, we also plan to file a second manufacturing supplement to the NDA, which we expect will be a prior approval manufacturing supplement, to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA. If we are unable to obtain or are delayed in obtaining regulatory approval of our
CBE-30
supplement or planned second manufacturing supplement, our planned commercial launch could be negatively impacted.

Further, even though we obtained FDA approval of our NDA for octreotide capsules as a treatment of acromegaly and even if we obtain additional regulatory approvals for octreotide capsules as a treatment for acromegaly or for other indications we may pursue, or any other product candidates we may develop, they remain subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for octreotide capsules, includes some restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance.
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
Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. We expect octreotide capsules will face competition from established drugs and major brand names and also generic versions of these products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules because a lower percentage of patients met the criteria for response in our first Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy, similar data was produced in the CHIASMA OPTIMAL trial, or may also occur in the MPOWERED clinical trial. Competition could also force us to lower prices or could result in reduced sales.
The standards of care for patients suffering from acromegaly all involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Recordati markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Our
FDA-approved
product label for MYCAPSSA is only indicated for acromegaly patients who have responded to and tolerated treatment with octreotide and lanreotide. Pfizer markets pegvisomant daily injections, which is a growth hormone receptor antagonist. Generic versions of these drugs may also bring additional competition to the treatment landscape. For example, while octreotide LAR and lanreotide currently have no generic competitors in the United States, generic versions are available in some markets in the European Union. In addition, we are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Camurus AB received FDA approval of its IND in June 2019 to initiate a Phase 3 acromegaly trial. MidaTech Pharma PLC also conducted its first in human study and also recently initiated a Phase 1 study of
Q-Octreotide
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
Phase 1 pharmacokinetic/pharmacodynamic study evaluating DP1038, a novel formulation of octreotide acetate for intranasal administration. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of
IONIS-GHR-
RX,
its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. In January 2020, Rani Therapeutics (RaniPill
™
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
may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of CAM2029, MTD201, CRN00808, DP1038,
IONIS-GHR-
RX
, RaniPill or the other products in development for acromegaly receive regulatory approval in a similar timeframe as our octreotide capsules, or demonstrate superior clinical results to octreotide capsules, we may encounter significant difficulties with our commercial launch of octreotide capsules.
Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. These companies also have long-established relationships within the medical and patient community, including patients, physicians, nurses and commercial third-party payors and government payors. Our ability to compete successfully will depend largely on our ability to:

•	develop our product candidate and demonstrate that it is competitive with or superior to other products on the market;

•	obtain required regulatory approvals;

•	adequately communicate the benefits of octreotide capsules;

•	attract and retain qualified personnel;

•	obtain and maintain patent and/or other proprietary protection for octreotide capsules and any future product candidates we may develop; and

•	in certain geographies, obtain collaboration arrangements to develop and commercialize octreotide capsules and any future product candidates we may develop.
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
We estimate that there are an estimated 69,000 individuals with acromegaly in the developed world. The U.S. National Institutes of Health, or NIH, estimates that there are roughly 20,000 individuals with acromegaly in the United States, based on its published prevalence of an estimated 60 cases per million. In thirteen studies of acromegaly prevalence since 1980, an average of approximately 75 cases per million was determined, suggesting roughly 24,000 individuals with acromegaly in the United States. However, data presented at the Endocrine Society’s Annual Meeting in 2015 suggest that pituitary tumors may be more prevalent than previously thought, and that the global prevalence of acromegaly may be higher, between 85 and 118 cases per million people. NIH also cites an annual incidence of three to four new cases per million each year. Data from a 2017 study by Lavrentaki et. al. suggest that the global prevalence of acromegaly may be between 28 and 137 cases per million people. Based upon our own market research, we believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States. However, there is no guarantee that these estimates are correct. The number of patients with acromegaly, in particular the number of patients for whom our octreotide capsules product is approved for use, could actually be significantly lower than these estimates.
We believe that the actual size of the total addressable acromegaly market in those markets in which our octreotide capsules product is approved, if at all, will be determined only after we have substantial history as a commercial company. If the total addressable market for our products is smaller than we expect, our revenue could be adversely affected, possibly materially.
*Octreotide capsules may not achieve or maintain an adequate level of acceptance by physicians, patients and third-party payors and government payors, and we may not generate sufficient revenue or be able to achieve or sustain profitability.
The commercial success of octreotide capsules will depend in large part on the willingness of physicians to prescribe them to their patients. Octreotide capsules will compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve and maintain an acceptable level of prescriptions for octreotide capsules, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors.
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

•	the relative convenience, number of capsules that need to be taken, requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;

•	the prevalence and severity of any adverse effects;

•	the incidence and prevalence of acromegaly patients in the United States that respond to and tolerate treatment with octreotide or lanreotide;

•	the willingness of physicians to prescribe octreotide capsules and of the target patient population to try new therapies and adhere to them;

•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;

•	changes in the clinical or economic profiles of alternative treatments;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;

•	pricing and cost-effectiveness, particularly compared to alternative treatments;

•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;

•
the scope of the label approved by the FDA, which does not include efficacy data from our first Phase 3 clinical trial that demonstrated acromegaly symptom improvements in patients who completed the trial or comparable foreign regulatory authorities, and any future labels approved by the FDA or comparable foreign regulatory authorities;

•	limitations or warnings contained in labeling approved by the FDA or comparable foreign regulatory authorities;

•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement;

•	competitor activities, including clinical trials in the United States for participants that are eligible for treatment with MYCAPSSA; and

•	our ability to reliably manufacture and supply octreotide capsules.
In addition, even if we obtain the additional necessary regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the approval process for commercial supply of octreotide capsules in the United States takes too long, which is a greater likelihood as a result of our
CBE-30
submission and planned submission of manufacturing supplement for the approval of the sources of commercial API required in order to have octreotide capsules available for our planned commercial launch, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any additional regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. The data from our completed first Phase 3 clinical trial that demonstrated acromegaly symptom improvements in patients who completed the trial, was not included in the
FDA-approved
label, and the CHIASMA OPTIMAL trial was not designed to, and did not, demonstrate validated symptom improvement data. While the MPOWERED trial employs a validated treatment satisfaction questionnaire for patient completion, the final symptom and treatment satisfaction data may be negative when comparing oral octreotide capsules to standard of care somatostatin analog injectables. Any of the foregoing could harm the commercial prospects for octreotide capsules.
Even if octreotide capsules are commercialized in the United States or are approved and commercialized in one or more additional geographies, they may not achieve and maintain an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Any concerns about or negative perception of octreotide capsules or the clinical data of octreotide capsules within the patient or medical communities could significantly impact market adoption and commercial performance of octreotide capsules, even with the FDA approval to commercialize in the United States and if we are able obtain regulatory approval to commercialize in the European Union in the future. The perception of octreotide capsules within the patient and medical communities could be negatively impacted by clinical data from ongoing or future clinical studies, including comparative safety and efficacy data from the MPOWERED trial from which topline data is expected in the fourth quarter of 2020, as well as by real-world data on acromegaly treatments that we expect will be generated from our disease state registry for acromegaly. Our revenue and profitability may also be delayed during the potential period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide capsules decreases, we may not generate sufficient revenue.

* We have only recently established sales, marketing and market access organizations and, as a company, have not commercialized any products. If we are unable to establish effective sales and marketing capabilities to commercialize octreotide capsules in the United States and access those capabilities in the European Union and other international markets if we secure necessary regulatory approvals, we may not succeed in commercializing octreotide capsules.
We have only recently hired sales, marketing and market access personnel and expect to hire additional personnel. We have not engaged a partner to commercialize octreotide capsules in the United States, and, therefore, we currently intend to rely on our sales and marketing infrastructure to support commercial launch in the United States. Our sales, market access and marketing teams are limited in size and will have worked together for only a limited period prior to our anticipated commercial launch of octreotide capsules. We cannot guarantee that we will be successful in gaining coverage and or reimbursement with payers for MYCAPSSA or in driving utilization of octreotide capsules in the United States. We may not be able to establish an effective direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales, market access and marketing personnel. Factors that may inhibit our efforts to successfully commercialize octreotide capsules in the United States ourselves include:

•	our inability to recruit and retain adequate numbers of effective sales, market access and marketing personnel;

•
the inability of our relatively small planned sales force to obtain access to or inform adequate numbers of physicians, particularly the pituitary centers and the significantly larger number of community endocrinologists, about the potential benefits of octreotide capsules;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	the inability to compete with larger, more established pharmaceutical sales and marketing organizations;

•	the inability of market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction;

•	our inability to establish and maintain agreements and arrangements with third parties to effectively distribute MYCAPSSA to patients, including specialty pharmacies; and

•	unforeseen costs, expenses and delays associated with creating a commercial organization.
Even though we obtained regulatory approval for commercializing octreotide capsules in the United States, we cannot guarantee whether we will be successful in marketing octreotide capsules in the United States. We also cannot guarantee whether we will be successful in marketing octreotide capsules in any other jurisdiction if we obtain the necessary regulatory approvals. If we are not successful in recruiting of sales and other commercial personnel on a timely basis or establishing an adequate sales, market access and marketing infrastructure and adequate distribution capabilities, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing octreotide capsules, if we obtain the necessary regulatory approvals, which could harm our business, operating results and financial condition.
If pursued by us, expansion of our business into the European Union and other international markets will require significant management attention and additional financial resources. We may explore commercializing octreotide capsules in the European Union and other international markets by entering into collaboration agreements with other biopharmaceutical companies, and we may not be successful in entering into these collaboration agreements. In the event that we do enter into such agreements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Additional factors and risks that may inhibit our efforts to commercialize octreotide capsules in foreign markets include:

•	our inability to successfully commercialize octreotide capsules in the United States;

•	our inability to directly control commercial activities because we are relying on third parties, should we enter into third-party collaborations;

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
Additionally, if approved for marketing in countries outside of the United States, we and/or our potential third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in these countries. These delays may increase the cost of and the resources required for successful commercialization of octreotide capsules both in the United States and internationally. We do not have any experience in a commercial launch in the United States, European Union or elsewhere.
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
healthcare professionals and scientists who could help us execute plans for expansion into the European Union or other international markets.

We will need to grow the size of our organization in order to further establish our sales and marketing infrastructure, which is vital to our ability to successfully commercialize octreotide capsules, and we may experience difficulties in achieving and managing this growth.
We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of July 31, 2020, we had 68 full-time employees. We have established sales and marketing infrastructure but as our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day
activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.
*We will need to maintain an effective healthcare compliance program to support the sales and marketing of an approved drug in a manner that is compliant with applicable laws and regulations.
Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We have established and are administering a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems, and through the establishment and communication of a culture of compliance. We expect to continue to devote substantial resources to administer and grow this compliance program, but we may not be able to keep pace with the rapid growth and activity of the commercial organization. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws, and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, laws prohibiting the promotion of drugs for unapproved or off-label
uses, and laws requiring transparency regarding transfers of value to health care professionals and entities. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration to induce the referral of business, including the purchase or prescription of a particular drug; false claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services; and the Sunshine Act and other state and federal transparency laws require certain pharmaceutical manufacturers to track and report certain financial arrangements with physicians and teaching hospitals, including certain “transfers of value” provided to them, as well as certain ownership or investment interests held by physicians and their immediate family members. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Even if we obtain additional marketing approvals of octreotide capsules or any future product candidates we may develop, we will be subject to ongoing obligations and continued regulatory review, including with respect to the advertising and promotion of any product candidate that obtains approval.
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
The manufacture and packaging of pharmaceutical products, such as octreotide capsules are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the API, for octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, in the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers. In addition, we did not reference in the NDA that the FDA recently approved our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of our
CBE-30
supplement and our planned additional manufacturing supplement. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer such as those we proposed in our
CBE-30
supplement and we expect to propose by submitting our planned additional manufacturing supplement to the FDA, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMP requirements. Any new facility is subject to a pre-approval inspection
by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the planned commercial launch of our product.
Furthermore, in order to obtain additional approvals of our current or future product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. In order to secure sources of commercial quantities of API to support our planned commercial launch of octreotide capsules, on June 29, 2020, we submitted to the FDA a
CBE-30
supplement and plan to submit a second manufacturing supplement to the NDA, which we expect will be a prior approval manufacturing supplement, for sources of commercial API. In April 2020, the FDA requested that we include certain stability data in our planned second manufacturing supplement, which we expect will result in a planned submission of this supplement in early 2021. The review of any manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch
comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such manufacturing supplement. If we are unable to obtain approval of one of the two manufacturing supplements, we may be unable to secure API and the finished oral octreotide product in commercial quantities and our commercialization efforts may be harmed. The timing of the FDA’s review process related to our
CBE-30
supplement or planned manufacturing supplement and the outcome of such review are inherently uncertain, and we can provide no assurances that the
CBE-30
supplement or planned manufacturing supplement will be approved in a timely manner or at all.
In addition, we expect our primary supplier for commercial API will require additional qualified capacity to meet future demand and each of our planned API suppliers may use a different method to manufacture API, which has the potential to increase the risk to us that our manufacturers will fail to meet our commercial demand for API or applicable regulatory requirements. If we obtain the necessary regulatory approvals to commercialize octreotide capsules, we will also need to complete required testing on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, commercial supply and launch may be delayed.
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
The availability of coverage and adequate levels of reimbursement by governmental and other third-party payors will affect the market for octreotide capsules and subsequent products that we may develop, if any. These third-party payors continually attempt to contain or reduce the costs of health care, such as by challenging the prices charged for medical products and services and by applying value assessments to clinical outcomes using different safety and efficacy standards than used for marketing approval by the FDA and the EMA.
In the United States, we will seek to obtain reimbursement for octreotide capsules from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the Affordable Care Act, or the ACA. These reforms could significantly reduce payments from Medicare and Medicaid in the future. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for octreotide capsules and any other potential products we may pursue. Some of these changes and proposed changes could result in reduced reimbursement rates for octreotide capsules and any other potential products we may pursue, which would adversely affect our business strategy, operations and financial results.
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
We have determined a wholesale acquisition cost, or WAC, for octreotide capsules that increases linearly in accordance with the approved dosing levels of MYCAPSSA – 40mg, 60mg, or 80mg per day. Octreotide and lanreotide product pricing is also dose dependent, and have lower WAC prices at certain dose levels. We expect that private insurers will consider the efficacy, cost effectiveness and safety of octreotide capsules as well as the relative pricing of competing injectable somatostatin analogs in determining whether to provide reimbursement for octreotide capsules and at what level. Obtaining these additional approvals for reimbursement can be a time-consuming and expensive process. Even though we received regulatory approval to market octreotide capsules in the United States, our business would be harmed if we do not receive approval of reimbursement of octreotide capsules from third-party payors on a timely or satisfactory basis. Medicare does not cover particular drugs if it determines that they are not “reasonable and necessary” for its beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be harmed if Medicare, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of octreotide capsules.
Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive additional regulatory approvals, regulatory authorities may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns about the product or product candidate, including concerns raised during any review of data from the MPOWERED trial. We expect to report top-line
data from the MPOWERED clinical trial in the fourth quarter of 2020, which will provide biochemical control data (GH and
IGF-1)
of octreotide capsules as compared to the standard of care injectable somatostatin analogs, octreotide LAR and lanreotide depot, as well as patient treatment satisfaction and symptom control data. If reported MPOWERED data is unfavorable, the reimbursement rates and market potential for octreotide capsules in the United States could be severely limited. Any such restrictions or potential reservations about efficacy expressed by regulatory authorities or within the medical community could significantly impact reimbursement, market adoption and commercial performance of octreotide capsules.
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
In Europe and many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control, and each country has a different reviewing body that evaluates reimbursement dossiers submitted by holders of marketing authorizations for new drugs. That governing body then makes recommendations as to whether or not the drug should be reimbursed and will often consider the reimbursement levels of competing marketed standards of care. For example, injectable somatostatin analogs currently marketed in the European Union are reimbursed at levels that are far less than in the United States on a per patient, per year basis. The pricing of octreotide capsules in the European Union, if approved, will likely be determined by government payors following an assessment of the relative efficacy, safety and benefits of octreotide capsules versus standard of care somatostatin analog injections. We believe the MPOWERED trial will provide the information required to make these assessments, and if octreotide capsules are deemed inferior to standard of care injectable somatostatin analogs, octreotide capsules may lose its orphan designation in the European Union and receive pricing determination decisions at levels that are less than standard of care injectables, which would severely impact our ability to profitably market octreotide capsules in the European Union. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate, such as octreotide capsules, to other available therapies. Future U.S. pharmaceutical pricing regulations may require that the U.S. price for octreotide capsules be referenced to the lower or lowest price levels of the product, or competing somatostatin analogs, as set in other
ex-U.S.
countries, which reference pricing impact could significantly harm our business.
The longer-term growth of our business depends on our efforts to expand the approved uses of octreotide capsules beyond acromegaly and leverage our TPE platform to expand our portfolio of product candidates, which may require substantial financial resources and may ultimately be unsuccessful.
The longer-term growth of our business depends upon our ability to expand the approved uses of octreotide capsules beyond acromegaly and utilize our proprietary Transient Permeability Enhancer, or TPE, technology platform to potentially develop and commercialize other oral forms of therapies that are currently only available in injectable or other non-absorbable
forms. In addition to the development and commercialization of octreotide capsules as a treatment for acromegaly, we may pursue development of octreotide capsules for other indications or develop other product candidates alone or in collaboration with other parties. Because we eliminated substantially all of our research and discovery functions during the August 2016 reduction in workforce, we now have only limited internal capacity to develop any new product candidates. We also may never be able to identify other peptide drugs or poorly absorbed small-molecule drugs that can successfully be developed into product candidates utilizing our TPE platform, let alone receive regulatory approval of such product candidates, and we may never be able to engage in licensing transactions that enable a third party to utilize TPE in the development of future product candidates.
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

•
if we are unable to successfully commercialize octreotide capsules in the United States in a timely manner or at all third-party confidence in our TPE platform could be reduced and potentially make us a less attractive partner.

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
*We may be unable to obtain and maintain orphan drug designation or exclusivity for oral octreotide or future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
Even though we have obtained orphan drug designation for octreotide capsules in the United States[, the orphan drug exclusivity determination is pending the FDA’s decision] as a treatment for acromegaly] and orphan drug designation for octreotide capsules in the European Union as a potential treatment for acromegaly and may obtain orphan drug designation for octreotide capsules in other indications or for future product candidates we may develop, we may not obtain orphan drug exclusivity and any such exclusivity that we do obtain may not effectively protect the product candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for different indications and might then be used off-label
in our approved indication, if obtained. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that such later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if a potential future product candidate of ours receives an orphan drug designation and is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same drug for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us. Similarly, the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication if the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior.
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
*Product liability lawsuits could cause us to incur substantial liabilities and limit potential commercialization of oral octreotide or other product candidates we may develop, and we may not be able to maintain our current product liability coverage, and, even if we do, our coverage may not be adequate to cover any or all liabilities that we may incur, which could decrease our cash and harm our business.
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
We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any or all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products as we prepare to commercialize octreotide capsules and if we obtain additional marketing approvals of octreotide capsules and any future product candidates we may develop, but we may be unable to obtain commercially reasonable product liability insurance. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and harm our business. In addition, we may not be able to maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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
The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, we did not reference in our approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the review of our
CBE-30
and other planned manufacturing supplement. There can be no assurances that our suppliers will pass all necessary inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.
Our NDA that was approved by the FDA in June 2020 references one small-scale API manufacturer that was included in our original NDA and is owned by our planned secondary commercial API manufacturer. However, we do not expect to procure commercial API from this small-scale manufacturing site. Accordingly, in order to commercially launch octreotide capsules, on June 29, 2020, we submitted to the FDA a manufacturing supplement to the NDA as a
CBE-30
supplement to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites. In addition, we also plan to file a second manufacturing supplement to the NDA, which we expect will be a prior approval manufacturing supplement, to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site referenced in the NDA. In April 2020, the FDA requested that we include certain stability data in this planned prior approval manufacturing supplement, which we expect will result in a planned submission of this supplement in early 2021. The review of any manufacturing supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch
comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such manufacturing supplement and prevent or delay our planned commercial launch.
In addition, our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and requirements. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market octreotide capsules, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these requirements could impair our ability to develop, obtain regulatory approval of or market octreotide capsules.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to effectively terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or their inability to increase and maintain their capacity to meet our commercial demand, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that are necessary to qualify a new API or finished product manufacturer or to qualify a new or existing site for a current manufacturer, which we are pursuing with our submission of a
CBE-30
supplement and planned submission of a second manufacturing supplement for our planned sources of commercial API, we could experience significant interruptions in the supply of octreotide capsules if such regulatory qualifications are withheld or delayed, especially if we decided to transfer the manufacture of API or finished octreotide capsules to one or more alternative manufacturers in an effort to deal with any manufacturing, qualification or other difficulties.
Any manufacturing problem or the loss of a contract manufacturer or our failure to obtain FDA approval of our
CBE-30
supplement or planned second manufacturing supplement could be disruptive to our operations and, if our products receive marketing approval, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture octreotide capsules. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacturers caused by problems at suppliers could delay shipment of octreotide capsules and increase our cost of goods sold and result in lost sales.
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
We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. Following our receipt of the CRL in 2016, we indefinitely suspended our commercial production commitments and only recently reinitiated commercial production planning with these suppliers. We have also more recently entered into commercial supply agreements with Lonza, Bachem and Almac. In the future we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.
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
The third parties conducting our clinical trials are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain additional regulatory approvals of or successfully commercialize octreotide capsules and any future product candidates we may develop. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed.

Risks Related to Our Financial Position and Capital Resources
*We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.
We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock and, to a lesser extent, the issuance of convertible notes. As of June 30, 2020, our cash, cash equivalents and marketable securities were $67.1 million. Since inception, we have incurred significant operating losses. Our net loss was $36.5 million for the six months ended June 30, 2020 and $36.3 million for the year ended December 31, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $309.4 million.
We have one product approved for commercialization and have never generated any product revenue. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to incur significant additional costs conducting and completing our MPOWERED clinical trial, to fund our operations in support of this clinical trial, to pursue regulatory approvals, to prepare for commercialization and to manufacture and commercialize octreotide capsules. In addition, we will continue to incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.
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
On April 7, 2020, we entered into the Revenue Interest Financing Agreement with Healthcare Royalty Partners IV, L.P., or HCR. Under the terms of the Revenue Interest Financing Agreement, we received $25.0 million in April 2020, received an additional $25.0 million in July 2020, and are entitled to receive an aggregate of up to an additional $25.0 million, subject to the satisfaction of certain conditions, in exchange for tiered quarterly royalty payments in the low double digits on worldwide net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues. The Revenue Interest Financing Agreement expires upon the first to occur of April 7, 2030, or the Maturity Date, or when HCR has received aggregate payments equal to 195% of the total amount actually funded by HCR, or the Hard Cap. If HCR has not received the Hard Cap by the Maturity Date and no event of default has occurred or is ongoing, among other things, we must pay HCR a specified amount based on the total amount funded by HCR as of such date. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for sixty days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement up to the Hard Cap. Upon the occurrence of certain material adverse events or the material breach of certain representations and warranties, which will not be considered events of default, HCR may elect to terminate the agreement and require us to make payments to HCR equal to the funded portion of the investment under the agreement, minus payments received by HCR, plus a specified annual rate of return.
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
Our indebtedness under the Revenue Interest Financing Agreement could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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
Our ability to become profitable depends upon our ability to generate revenue. We only recently obtained FDA approval of octreotide capsules for the treatment of acromegaly and are still in the process of executing our commercial launch plan as we work towards commercial product availability. We have no history of commercializing products and, to date, have not generated revenue from the sale of any commercial product. Unless and until the necessary regulatory approvals for our
CBE-30
manufacturing supplement and planned second manufacturing supplement for octreotide capsules are obtained from the FDA or necessary regulatory approvals outside the U.S. or for any future product candidates we may develop are obtained, we may not be able to generate sufficient revenue to attain profitability. In addition, our ability to generate profits after the FDA approval of octreotide capsules for the treatment of acromegaly or other regulatory approvals of octreotide capsules or any product candidates we may develop is subject to our ability to obtain and maintain regulatory approval of our planned commercial contract manufacturers and manufacturing sites, to contract for the manufacture of commercial quantities of our product candidates at acceptable cost levels and establish sales, market access and marketing capabilities or identify and enter into one or more strategic collaborations to effectively market and sell any approved product candidate.
Even if we obtain additional regulatory approvals for octreotide capsules or any future product candidates and launch the commercial sale, any approved product may not gain market acceptance or achieve commercial success. In addition, we anticipate continuing to incur significant costs associated with commercializing octreotide capsules and would anticipate incurring significant costs associated with commercializing any other approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient levels of product revenues, we will not become profitable and may be unable to continue operations without continued funding.

*We have a limited operating history and no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials, and preparing for the commercial launch of octreotide capsules in the United States. Our oral octreotide capsules product is our only product for which we have conducted clinical trials and obtained a regulatory approval. We have completed only two Phase 3 clinical trials to date with oral octreotide, and we are currently conducting one additional Phase 3 clinical trial of octreotide capsules in acromegaly. In June 2020, we obtained FDA approval of octreotide capsules for the treatment of acromegaly. We have a limited history of obtaining regulatory approvals and have not yet demonstrated our ability to successfully obtain regulatory approvals outside the United States, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales, market access and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We are transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition in the United States, which is planned in 2020, or in the European Union or elsewhere.
As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any particular quarterly or annual periods as indications of future operating performance.
* We will need additional capital to support our operations, which may be difficult to obtain and restrict our operations and would result in additional dilution to our stockholders.
Our business will require additional capital that we have not yet secured. In the short term, we expect our manufacturing costs and selling, general and administrative expenses to increase as we to continue to establish the infrastructure and manufacture the commercial supply for a planned commercial launch of octreotide capsules in the United States expected to commence in the fourth quarter of 2020. We will also continue to incur research and development expenses as we , conduct and complete our MPOWERED clinical trial, for which we expect top-line
data in the fourth quarter of 2020, undertake activities to support the planned submission of an MAA to the EMA for regulatory approval of oral octreotide in the European Union for acromegaly, assuming positive data from the MPOWERED Phase 3 trial, and pursue early clinical development of one or more potential pipeline candidates using our TPE platform technology. Because the outcome of any clinical trial, regulatory approval process and commercialization efforts is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of oral octreotide capsules or any future product candidates we may develop. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or preparations for our anticipated commercial launch of oral octreotide capsules.
The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of our manufacturing supplements for our commercial API manufacturing sources, and to conduct and complete our MPOWERED clinical trial;

•	the amount of our future operating losses;

•	the costs associated with establishing and maintaining the infrastructure to support our planned commercial launch of octreotide capsules;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future product candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

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
General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease development or commercialization of octreotide capsules, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, including pursuant to our ATM Agreement, convertible debt financing, license and collaboration agreements with potential partners. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility, if available, may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to develop and commercialize octreotide capsules or any future product candidates or operate our business. For example, during the term of the Revenue Interest Financing Agreement with HCR, we must obtain the consent of HCR prior to incurring additional indebtedness, other than specified permitted indebtedness, and we must maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Any of these actions could raise substantial doubt about our ability to continue as a standalone business, materially impair our ability to remain in business and have a material adverse effect on our business, financial condition and results of operations.
* Unstable market and economic conditions, including as a result of the novel coronavirus
COVID-19
pandemic, may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, global credit and financial markets have experienced recent volatility and disruptions, including diminished liquidity and credit availability, predicted declines in economic growth, and uncertainty about economic stability, including as a result of the economic impact to the novel coronavirus
COVID-19
pandemic. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. For example, given the pandemic, if a substantial number of acromegaly patients become unemployed or lose health insurance coverage, they may not be able to pay all or a portion of their prescription cost of octreotide capsules. If the current equity and credit markets deteriorate, it may make any necessary convertible debt or equity financing more difficult, more costly and more dilutive for us to achieve. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development and commercialization plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be negatively impacted or not survive an economic downturn, which could directly affect our ability to attain our operating goals.
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
In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruption to our regulatory approval timelines due to diversion of government resources, delays in planned commercialization efforts due to manufacturing delays, slowed hiring of commercial personnel, limitations on face to face interactions with potential customers or other issues, restrictions on our ability to travel, attend in-person
meetings, participate in industry conferences, pursue partnerships and other business transactions, disruption of our clinical trials, as well as impacts from the temporary closure of the facilities of suppliers and clinical trial sites or an overburdened healthcare system. Any continued and future disruption of regulators, physicians, suppliers, shippers, third-party warehouses, clinical trial sites or access to physicians or patients could impact our regulatory approval timing, commercialization efforts as well as our ability to access capital through the financial markets. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.
Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of July 31, 2020, we have a total of 68 full-time employees.    In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.
We are highly dependent upon the principal members of our management team. These executives have significant commercial, research and development, regulatory, industry, operational, and/or corporate finance experience. The loss of any executive, other principal member of our management team, key employee or member of our board of directors could impair our ability to develop and commercialize octreotide capsules and identify, develop and market new products and conduct successful operations.
In addition, with the FDA approval of octreotide capsules, we will likely need to hire a significant number of qualified technical, commercial, medical and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.
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

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, our patents covering our TPE platform technology expire in 2029. At least some of our patents covering MYCAPSSA also expire in 2029. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
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
At June 30, 2020, we had federal operating loss, or NOL, carryforwards of approximately $253.8 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal NOL carryforwards generated in 2018 and after have an unlimited carryforward period. At June 30, 2020, we had state NOLs of approximately $203.9 million which expire at various dates through 2039. At June 30, 2020, there were no NOL carryforwards in our Israeli subsidiary.
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
On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.20 per share through August 1, 2020. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.
In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our efforts to secure FDA approval of our CBE-30 supplement and planned second manufacturing supplement for our planned commercial manufacturers of API for octreotide capsules;

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

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive additional regulatory approvals of octreotide capsules or failure to maintain our existing FDA approval of octreotide,;

•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;

•	our inability to acquire products or technologies or establish strategic collaborations, if needed;

•	failure to successfully commercialize octreotide capsules or any other future product candidates, if approved;

•	our ability to obtain market adoptions and coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;

•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;

•	our ability to effectively manage our operations or changes in organizational structure;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

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
On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled
 Gerneth v. Chiasma, Inc., et al
. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding our first Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint added as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff sought an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 14, 2019, the court issued an order of preliminary approval of the settlement. As a result of this settlement agreement, we have recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we have recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018 which represents the estimated insurance claim proceeds from our insurance carriers. On June 27, 2019, the court issued an order of final approval of the settlement. The litigation insurance settlement recovery and litigation settlement liability were settled during the three months ended June 30, 2019.
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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of June 30, 2020, we had 42,268,932 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 7,916,922 shares subject to outstanding options awarded as incentive compensation, including under our stock option plans, the 1,511,498 shares reserved for future issuance under our stock option plans and the 3,567,015 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.
The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Shortly following our IPO, four securities analysts initiated coverage on our company. Following the receipt of the CRL to our original NDA from the FDA, each of these analysts downgraded their ratings on and lowered their price targets for our stock, and all four of the analysts either since dropped coverage or discontinued coverage following their departure from their employer. As of August 1, 2020, four securities analysts, including one of the original four analysts, provide coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In the quarter ended June 30, 2020, we did not repurchase any shares of our common stock.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form
10-Q:

Exhibit No.	Description

10.1*	Revenue Interest Financing Agreement, dated April 7, 2020, by and between the Company and HealthCare Royalty Partners IV, L.P., incorporated by reference from our Quarterly Report filed on May 7, 2020.

10.2†	Employment Agreement, dated as of April 8, 2020, by and between the Company and Anand Varadan, incorporated by reference from our Quarterly Report filed on May 7, 2020.

10.3	Open Market Sales Agreement, dated April 7, 2020, by and between the Company and Jefferies LLC, incorporated by reference from our Current Report on Form 8-K filed on April 8, 2020.

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Link Document.

104**	Cover Page Interactive Data File.

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	Filed herewith.
†	Indicates a management contract or compensatory plan
+
The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form
10-Q
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2020.

CHIASMA, INC.

By:	/s/ Raj Kannan
Raj Kannan
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President (Principal Financial Officer)