Form 10-Q
period 2020-09-30
CHIASMA, INC
filed 2020-11-05
CIK 1339469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020,

there were 57,804,095 shares of the registrant’s
Common Stock, $0.01 par value per share, outstanding.

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

•
our manufacturing supplement, or
CBE-30
supplement, to our approved NDA for our oral octreotide capsules product candidate, MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide;

•	our expectations regarding the FDA’s ongoing review our CBE-30 supplement, to our approved NDA and the FDA’s acceptance and review of the second CBE-30 supplement we plan to submit;

•	our ability to obtain supply of sufficient amounts of octreotide capsules to support our commercial launch in the United States and clinical trials;

•
our commercial launch of MYCAPSSA in the United States, including our plans with respect our customer-facing team, the nature and success of our ongoing and planned commercialization activities and strategy, our pricing of MYCAPSSA, and related assumptions;

•
our views as to potential future results of our commercialization efforts in the United States with respect to MYCAPSSA, including our expectations with respect to the scope, level and availability of reimbursement by private and government payors;

•	our development of octreotide capsules for the treatment of acromegaly;

•	our efforts to potentially obtain regulatory approval of octreotide capsules in the European Union by conducting the MPOWERED Phase 3 clinical trial;

•	the timing and receipt and announcement of top-line and other clinical data, including our ability to release top-line data from the MPOWERED trial in November 2020;

•	the therapeutic benefits, effectiveness and safety of octreotide capsules;

•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;

•	the commercial success and market acceptance of octreotide capsules or any future product candidates that are approved for marketing in the United States or other countries;

•	our ability to generate future revenue;

•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;

•
our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable
forms;

•	the possibility that competing products or technologies may make MYCAPSSA, other product candidates we may develop and commercialize or our TPE technology obsolete;

•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our product development and operational plans generally;

•	the impact of the COVID-19 pandemic on our commercialization efforts of MYCAPSSA, regulatory submission and potential approvals, and our business generally; and

•	our estimates and expectations regarding our capital requirements, cash and expense levels and liquidity sources.
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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Chiasma, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands except share data)
Assets
Current assets
Cash and cash equivalents	$72,840	$27,855
Marketable securities	83,917	64,520
Accounts receivable	179	—
Inventory	8,942	—
Prepaid expenses and other current assets	5,383	3,881

Total current assets	171,261	96,256
Property and equipment, net	581	334
Other assets	2,419	2,236
Restricted cash	20,300	—

Total assets	$194,561	$98,826

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,149	$3,253
Accrued expenses	10,275	7,576
Other current liabilities	722	546

Total current liabilities	18,146	11,375
Deferred royalty obligation	63,529	—
Long-term liabilities	2,548	1,682

Total liabilities	84,223	13,057

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding 57,804,095 shares at September 30, 2020 and 42,078,416 shares at December 31, 2019	578	421
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	437,659	358,245
Accumulated other comprehensive income	6	37
Accumulated deficit	(327,905)	(272,934)

Total stockholders’ equity	110,338	85,769

Total liabilities and stockholders’ equity	$194,561	$98,826

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Product revenue, net	$142	$—	$142	$—
Cost of goods sold	3	—	3	—

Gross profit	139	—	139	—
Operating expenses:
Selling, general and administrative	13,048	4,116	31,295	9,210
Research and development	4,523	4,110	22,320	16,103

Total operating expenses	17,571	8,226	53,615	25,313

Loss from operations	(17,432)	(8,226)	(53,476)	(25,313)
Interest and other income, net	1,122	549	1,648	1,074
Interest expense	(2,126)	—	(3,033)	—

Loss before income taxes	(18,436)	(7,677)	(54,861)	(24,239)
Provision for income taxes	21	6	110	34

Net loss	(18,457)	(7,683)	(54,971)	(24,273)

Earnings per share
Basic	$(0.30)	$(0.20)	$(1.13)	$(0.77)

Diluted	$(0.30)	$(0.20)	$(1.13)	$(0.77)

Weighted-average shares outstanding:
Basic	61,459,491	38,490,768	48,685,024	31,569,731

Diluted	61,459,491	38,490,768	48,685,024	31,569,731

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(18,457)	$(7,683)	$(54,971)	$(24,273)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net	(20)	(3)	(31)	65

Total other comprehensive income (loss):	(20)	(3)	(31)	65

Comprehensive loss	$(18,477)	$(7,686)	$(55,002)	$(24,208)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2019	42,078,416	$421	$358,245	$37	$(272,934)	$85,769
Stock-based compensation	—	—	1,162	—	—	1,162
Exercise of stock options	186,925	2	230	—	—	232
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(15,386)	(15,386)

Balance, March 31, 2020	42,265,341	423	359,637	3	(288,320)	71,743
Stock-based compensation	—	—	1,335	—	—	1,335
Exercise of stock options	3,591	—	5	—	—	5
Other comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(21,128)	(21,128)

Balance, June 30, 2020	42,268,932	423	360,977	26	(309,448)	51,978
Stock-based compensation	—	—	1,345	—	—	1,345
Exercise of stock options	5,399	—	13	—	—	13
Issuance of common stock and pre-funded warrants in follow-on offering, net	15,125,000	151	75,328	—	—	75,479
Issuance of common stock from cashless warrant exercise	404,764	4	(4)	—	—	—
Other comprehensive loss	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(18,457)	(18,457)

Balance, September 30, 2020	57,804,095	$578	$437,659	$6	$(327,905)	$110,338

See accompanying notes to these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands except share data)
Balance, December 31, 2018	24,456,120	$245	$270,509	$(16)	$(236,614)	$34,124
Stock-based compensation	—	—	622	—	—	622
Exercise of stock options	33,839	—	3	—	—	3
Additional paid in capital on account of vested portion of restricted stock	—	—	16	—	—	16
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(8,750)	(8,750)

Balance, March 31, 2019	24,489,959	245	271,150	2	(245,364)	26,033
Stock-based compensation	—	—	627	—	—	627
Exercise of stock options	24,110	—	26	—	—	26
Issuance of common stock in follow-on offering, net	7,263,158	73	32,160	—	—	32,233
Other comprehensive income	—	—	—	50	—	50
Net loss	—	—	—	—	(7,840)	(7,840)

Balance, June 30, 2019	31,777,227	318	303,963	52	(253,204)	51,129
Stock-based compensation	—	—	944	—	—	944
Exercise of stock options	61,811	1	9	—	—	10
Issuance of common stock in follow-on offering, net	10,166,427	101	52,242	—	—	52,343
Other comprehensive income	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(7,683)	(7,683)

Balance, September 30, 2019	42,005,465	$420	$357,158	$49	$(260,887)	$96,740

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating Activities:
Net loss	$(54,971)	$(24,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	122	42
Stock-based compensation	3,813	2,193
Accretion on marketable securities, net	(71)	(414)
Non-cash lease expense	376	135
Amortization of debt discount and issuance costs	171	—
Change in fair value of embedded derivative liability	(1,060)	—
Benefit for deferred income taxes	(8)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(179)	—
Inventory	(8,913)	—
Prepaid expenses and other current assets	(1,500)	(526)
Insurance Recovery (Note 11)	—	18,288
Accounts payable and accrued expenses	7,690	(1,924)
Settlement Liability (Note 11)	—	(18,750)
Other assets	(688)	53
Other current and long-term liabilities	920	(67)

Net cash used in operating activities	(54,298)	(25,261)
Investing Activities:
Purchases of marketable securities	(92,879)	(97,000)
Maturities of marketable securities	73,522	43,051
Purchases of property and equipment	(369)	(140)

Net cash used in investing activities	(19,726)	(54,089)
Financing Activities:
Proceeds from the issuance of common stock and pre-funded warrants, net	75,479	84,576
Exercise of stock options	250	39
Proceeds from short-term borrowing	—	1,675
Payments of short-term borrowing	(838)	(335)
Proceeds from deferred royalty obligation, net	64,418	—

Net cash provided by financing activities	139,309	85,955

Net increase in cash, cash equivalents and restricted cash	65,285	6,605
Cash, cash equivalents and restricted cash, beginning of period	27,855	13,060

Cash, cash equivalents and restricted cash, end of period	$93,140	$19,665

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$72,840	$19,665
Restricted cash	20,300	—

Total cash, cash equivalents and restricted cash	$93,140	$19,665

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
1. Description of Business and Summary of Significant Accounting Policies
Chiasma, Inc. is a commercial
-
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
for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. We commenced our U.S. commercial launch of MYCAPSSA in September 2020.
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
In April 2020, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Financing Agreement”) with Healthcare Royalty Partners IV, L.P. (“HCR”) for up to $75.0 million. As of September 30, 2020, we have received aggregate

proceeds of $65.0 million, less certain transaction expenses (see Note 7).
In July 2020, we completed an underwritten public offering of 15,125,000 shares of common stock and pre-funded
warrants (the
“Pre-Funded
Warrants”) to purchase an aggregate of 5,000,000 shares of common stock
.
The public offering price was $4.00 per share of common stock. We received aggregate net proceeds of approximately $75.5 million
after deducting
 underwriting fees and offering expenses. The
Pre-Funded
Warrants are immediately exercisable at an exercise price per share of $0.0001.
We have incurred substantial operating losses since inception, and we expect our operating losses and negative operating cash flows to continue for the foreseeable future. We are heavily dependent on the commercial success of MYCAPSSA in the United States and the regulatory approval and subsequent commercial success of MYCAPSSA in the European Union, both of which may never occur. We plan to continue to invest in our U.S. commercial launch and, the manufacturing of octreotide capsules for market consumption, including in manufacturing scale-up activities, and continuing the open label extension portion of our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for participants outside the United States. In addition, if the MPOWERED trial results are positive, we plan to prepare and submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking potential regulatory approval of octreotide capsules as a treatment for acromegaly in the European Union
. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued.
Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through additional

equity financings. We may also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our development opportunities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if the MPOWERED trial results are positive and MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize octreotide capsules in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.
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
year-end
condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim period
s
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
Accounts Receivable
Our accounts receivable consist of amounts due from one specialty pharmacy (the “customer”) for sales of MYCAPSSA and which have standard payments terms. We extend credit to our customer based on our evaluation of the customer’s financial condition. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other adjustments. We assess the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s ability to pay its obligation. Based on a review of these factors, as of September 30, 2020, we determined that an allowance for doubtful accounts was not required.

Concentrations of credit risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities, and accounts receivable. During the three months ended September 30, 2020, one customer comprised 100% of our accounts receivable and product revenues.
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
Inventory
Prior to FDA approval of MYCAPSSA, all costs related to the manufacturing of MYCAPSSA that could potentially be available to support the planned U.S. commercial launch were charged to research and development expense in the period incurred. Generally, inventory may be capitalized if it is probable that future revenues will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. Through the FDA approval date of MYCAPSSA, we expensed all of our manufacturing costs due to the high risk inherent in drug development and uncertainty as to whether MYCAPSSA would be approved. We began to capitalize our manufacturing-related costs to inventory starting July 1, 2020.
We capitalize the costs to manufacture our products incurred after regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In connection therewith, we value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to active pharmaceutical ingredient
 (“API”),
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
On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on remaining product shelf life and our estimated sales forecast which is based on anticipated future demand. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance, and patient usage. Our estimates of future product demand may prove to be imprecise and changes in estimates will result in a change to the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.
Deferred Royalty Obligation
We treat the deferred royalty obligation, as discussed further in Note
7
, as a debt obligation, amortized under the effective interest rate method over the estimated life of the agreement. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation between short- and long-term. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Revenue Recognition
In accordance with accounting guidance for revenue recognition, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine to be within the scope of such guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services that we transfer to the customer. For a further discussion of accounting for net product revenue see Note 2.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, recognition of product revenues, accounting for stock-based compensation, income taxes, the fair value of embedded derivatives and our deferred royalty obligation and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.
Recently Issued Accounting Pronouncements
In June 2016, the
Financial Accounting Standards Board
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
2. Product Revenue, Net
We began selling MYCAPSSA in September 2020. We currently sell MYCAPSSA in the United States to a specialty pharmacy, which dispenses the product directly to patients. We recognize revenue when the customer obtains control of the product, which occurs at a point in time, when the product is received by them.
Revenue Reserves for Variable Consideration
Revenue from sales of MYCAPSSA are recorded at the net sales price, which is the amount of consideration we expect to receive in exchange for transferring the product to a customer (“transaction price”). This transaction price for product sales includes variable consideration for which reserves are established and which may result from discounts, returns, chargebacks, rebates, co-pay
or
co-insurance
assistance and other allowances that are offered within contracts with our customer and payors. We estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade discounts, which are estimated under the most likely amount method. These provisions represent our best estimate of the amount of consideration to which we are entitled. Actual amounts of consideration ultimately received may differ from these estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Specialty Pharmacy Fees
: we provide customary discounts to our
customer
for prompt payment, the terms for which are explicitly stated in our contract
with such
customer
. We record these discounts as a reduction of revenue with a corresponding reduction to accounts receivable. In addition, we also pay fees for data and distribution services from our specialty pharmacy. We have determined that such fees are not for a distinct g oo
d or service and, accordingly, are being recorded as a reduction of product revenue and a component of accrued expenses.
Government and Payor Rebates:
 We are subject to discount obligations under state Medicaid programs, Medicare, and other government programs. Additionally, we may contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of MYCAPSSA. Provisions for both government and payor rebates are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses in our condensed consolidated balance sheet. For Medicare, we must also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates currently consists of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in distribution channel inventories at the end of the reporting period.
Other Incentives/Patient Assistance Programs:
 We offer voluntary patient assistance programs such as
co-pay
and
co-insurance
assistance. These programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments
and
co-insurance
required by payors. The calculation of the accrual for
co-pay
and
co-insurance
assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at period end.
Product Returns
:
We
 offer customers a limited right of return for unopened damaged or defective product, and, under certain circumstances, for unopened product for a limited time before its expiration date. We estimate the amount of product revenues that may be returned by customers and record this estimate as a reduction of revenue in the period in which the related product revenue is recognized. We currently estimate our provision for sales returns based on our expectations and adjust the transaction price with such estimate at the time of sale to our customer. Once sufficient history has been collected for product returns, we will utilize that history to inform our estimate assumption.
The following table summarizes activity in each of the above product revenue allowances and reserve categories for the nine months ended September 30, 2020:

	Discounts and Fees	Rebates and Other Incentives	Returns	Total
		($ in thousands)
Balance, January 1, 2020	$—	$—	$—	$—
Provision	17	26	1	44
Payments or credits	—	—	—	—

Balance, September 30, 2020	$17	$26	$1	$44

3. Investments
Our investments consisted of the following as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		($ in thousands)
Money market funds	$32,697	$—	$—	$32,697
Corporate notes	16,796	1	(1)	16,796
Commercial paper	88,191	8	(3)	88,196
U.S. treasury securities	21,525	1	—	21,526

Total	$159,209	$10	$(4)	$159,215

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	45,584	20	—	45,604
Commercial paper	20,899	17	—	20,916

Total	$89,495	$37	$—	$89,532

As of September 30, 2020, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our
available-for-sale
securities for the three and nine months ended September 30, 2020 or 2019.
The fair values of our investments by classification in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	($ in thousands)
Cash and cash equivalents	$54,998	$25,012
Marketable securities	83,917	64,520
Restricted cash	20,300	—

Total	$159,215	$89,532

Cash and cash equivalents in the table above exclude cash of $17.8 million and $2.8 million as of September 30, 2020 and December 31, 2019, respectively. The contractual maturity dates of all of our investments are less than one year.
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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at September 30, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents:
Money market funds	$32,697	$—	$—	$32,697
U.S. treasury s ecuriti es	—	8,499	—	8,499
Corporate notes	—	3,605	—	3,605
Commercial paper	—	30,497	—	30,497

Total cash equivalents	$32,697	$42,601	$—	$75,298
Marketable securities:
U.S. treasury s ecuriti es	$13,027	$—	$—	$13,027
Corporate notes	—	13,191	—	13,191
Commercial paper	—	57,699	—	57,699

Total marketable securities	13,027	70,890	—	83,917

Total	$45,724	$113,491	$—	$159,215

Financial liabilities
Derivative liabilities	$—	$—	$2,040	$2,040

	Fair Value Measurements at December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents:
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	—	2,000	—	2,000

Total cash equivalents	$23,012	$2,000	$—	$25,012
Marketable securities:
Corporate notes	$—	$43,604	$—	$43,604
Commercial paper	—	20,916	—	20,916

Total marketable securities	—	64,520	—	64,520

Total	$23,012	$66,520	$—	$89,532

Our cash equivalents are composed of money market funds as well as U.S. treasury securities, corporate notes and commercial paper with maturity dates of 90 days or less from the date of purchase. We measure these investments at fair value. The fair value of cash equivalents held in money market is determined based on Level 1 inputs.
Items classified as Level 2 within the valuation hierarchy consist of U.S. treasury securities, corporate notes and commercial paper. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2020 or December 31, 2019.
In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. We recorded derivative liabilities associated with our deferred royalty obligation, as discussed further in Note 7. These derivative liabilities are measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of

interest and other income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) the expected net sales of MYCAPSSA; (2) our risk-adjusted discount rate that includes a company specific risk premium; (3) our cost of debt; (4) volatility; (5) the probability and timing of a change in control occurring during the term of the instrument; and (6) the probability and timing of an event of default during the term of the instrument. We did not have any Level 3 assets or liabilities being measured at fair value on a recurring basis as of December 31, 2019.
The following table sets forth a summary of the changes in the fair value of the embedded derivative for the three months ended September 30, 2020:

($ in thousands)	Fair Value Measurement of Embedded Derivative using Significant Unobservable Inputs (Level 3)
Balance, June 30, 2020	$1,308
Additions during the period	1,792
Change in fair value during the period	(1,060)

Balance, September 30, 2020	$2,040

5. Inventory
Our inventory of MYCAPSSA consisted of the following as of September 30, 2020:

($ in thousands)	September 30, 2020
Raw materials and supplies	$6,745
Work in process	1,879
Finished goods	318

Total inventory	$8,942

We began to capitalize inventory on July 1, 2020 following FDA approval of MYCAPSSA.
6. Accrued Expenses
As of September 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	($ in thousands)
Accrued research and development expenses	$3,895	$4,219
Accrued selling, general, administrative and other expenses	3,209	1,485
Accrued payroll and employee benefits	3,171	1,872

Total accrued expenses	$10,275	$7,576

7. Deferred Royalty Obligation
In April 2020, we entered into the Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments and milestones received from third parties under license agreements (the “Revenue Interests”). Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020 and an additional $25.0 million in July 2020 following the FDA approval of MYCAPSSA. In September 2020 we received an additional $15.0 million upon meeting conditions related to commercial drug supply availability and first commercial sale of MYCAPSSA
. We are also entitled to receive an additional $10.0 million in early 2022 subject to the achievement of a revenue milestone and customary closing conditions. In exchange for the total investment amount (“Investment Amount”) received, HCR will receive a tiered royalty starting in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.

HCR’s rights to receive the Revenue Interests shall terminate on the date on which HCR has received payments equal to 195% of the funded portion of the Investment Amount including the aggregate of all payments made to HCR as of such date, unless the Revenue Interest Financing Agreement is terminated earlier. If HCR has not received payments equal to the 195% of the funded portion of the Investment Amount by the ten-year
anniversary of the initial closing date and no event of default has occurred or is ongoing, among other things, we shall pay HCR an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return in the low to mid-teens
less payments previously received. If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded (including unfunded amounts conditionally eligible to be funded) plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for
60
days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement to the 195% of the funded portion of the Investment Amount.
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
We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have evaluated the terms of the debt and determined that the repayment of up to 195% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. In addition, we have determined that the repayment of 195% of the funded portion of the Investment Amount, less any payments made to date, upon an event of default is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determine the fair value of the derivatives using an option pricing Monte Carlo simulation model taking into account the probability and timing of a change of control and an event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4. The aggregate fair value of the embedded derivative as of September 30, 2020 is $2.0 million and is presented in deferred royalty obligation in the condensed consolidated balance sheet. We remeasure the embedded derivative to fair value each reporting period until the termination of the Revenue Interest Financing Agreement. Such changes in fair value are recorded as interest and other income, net in the condensed consolidated statement of operations.
The effective interest rate as of September 30, 2020 was approximately 17%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $0.6 million during the nine months ended September 30, 2020. Debt issuance costs have been netted against the deferred royalty obligation and are being amortized over the estimated term of the obligation using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.
The carrying value of the deferred royalty obligation, as presented on the condensed consolidated balance sheet, approximates fair value as of September 30, 2020 and was measured using Level 3 inputs. The estimated fair value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note
4
.
8. Earnings per Share of Common Stock
We include our outstanding shares of common stock and
Pre-Funded
Warrants in our calculation of the basic weighted-average shares outstanding. We include the
Pre-Funded
Warrants as their exercise price of $0.0001 per share is negligible and they are fully vested and exercisable at any time after the original issuance date. Our potential dilutive securities, which include all other common stock warrants outstanding and stock options, have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three and nine months ended September 30, 2020 and 2019.

9. Warrants
A summary of warrants activity for the nine months ended September 30, 2020 is presented below.

Description	Exercise Price	Expiration Date	Balance, December 31, 2019	Warrants Issued	Warrants Exercised	Balance, September 30, 2020
October 2012 Warrants	$0.0910	10/22/2022	829,686	—	(205,321)	624,365
March 2013 Warrants	$0.0910	3/28/2022	829,686	—	(205,321)	624,365
December 2014 Warrants	$9.1320	12/16/2024	923,527	—	—	923,527
February 2015 Warrants	$9.1320	12/16/2024	984,116	—	—	984,116
July 2020 Pre-Funded Warrants	$0.0001	No expiration	—	5,000,000	—	5,000,000

			3,567,015	5,000,000	(410,642)	8,156,373

As described in Note 1, in July 2020 in connection with an underwritten public offering
, we issued Pre-Funded Warrants
to purchase an aggregate of 5,000,000 shares of common stock which are immediately exercisable at an exercise price per share of $0.0001.
10. Stock-based Compensation
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
In July 2015, the Company approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees of the Company initially up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants were permitted under the 2008 Plan and any expirations, cancellations, or terminations under the 2008 Plan are available for issuance under the 2015 Plan. On January 1, 2020, the number of shares reserved and available for issuance under the 2015 Plan increased by 1,683,136 shares of common stock pursuant to a provision in the 2015 Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. As of September 30, 2020, the total number of shares authorized for stock award plans is 9,775,418 of which 1,179,160 remain available for grant. There are 8,243,861 stock options outstanding as of September 30, 2020.
Stock-based compensation for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Selling, general and administrative	$1,079	$702	$3,092	$1,373
Research and development	237	242	721	820

Total	$1,316	$944	$3,813	$2,193

Stock-based compensation of $29,000 was capitalized into inventory for the three and nine months ended September 30, 2020. Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.
The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	85%	97%
Expected term (years)	6.2	6.0
Risk-free interest rate	0.97%	2.03%
Expected dividend yield	0%	0%
We granted approximately 2,135,300 stock options in the nine months ended September 30, 2020. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2020 was $3.36. We granted approximately 1,832,000 stock options in the nine months ended September 30, 2019. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2019 was $5.05.
11. Commitments and Contingencies
Manufacturing Commitments
As of September 30, 2020,
 we had outstanding manufacturing commitments, including the acquisition of API, in the aggregate amount of
$
20.1
million of which $
3.2
million is expected to be incurred in
2020
with the remainder to be incurred throughout
2021
. The payments on these commitments will occur following the deliveries of the API or completion of the manufacturing services.
2019 Litigation Settlement
On June 9, 2016, Chiasma, Inc. and certain of our current and former officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the District of Massachusetts, styled
Gerneth v. Chiasma, Inc., et al
. An amended complaint was filed by the lead plaintiff on February 10, 2017 challenging our statements regarding our first Phase 3 clinical trial methodology and results, and our ability to obtain FDA approval for octreotide capsules, in violation of Sections 11 and 15 of the Securities Act of 1933. The amended complaint added as defendants current and former members of our board of directors, as well as the investment banks that underwrote our initial public offering on July 15, 2015. The plaintiff sought an unspecified amount of compensatory damages on behalf of himself and members of a putative shareholder class, including interest and reasonable costs and expenses incurred in litigating the action, and any other relief the court determines is appropriate. The defendants filed a motion to dismiss the amended complaint on March 27, 2017 and on February 15, 2018, the court denied defendants’ motion to dismiss. The defendants filed an answer to the amended complaint on March 30, 2018. On February 27, 2019, the parties agreed to a settlement of all legal claims in which defendants expressly denied that they have committed any act or omission giving rise to any liability under Sections 11 or 15 of the Securities Act of 1933. On March 14, 2019, the court issued an order of preliminary approval of the settlement. As a result of this settlement agreement, we recorded a litigation settlement liability of $18.8 million as of December 31, 2018. Additionally, we recorded a litigation insurance settlement recovery receivable of $18.3 million as of December 31, 2018
,
which represent
ed
 the estimated insurance claim proceeds from our insurance carriers. On June 27, 2019, the court issued an order of final approval of the settlement. The litigation insurance settlement recovery and litigation settlement liability were settled during the three months ended June 30, 2019.
12. Leases
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$170	$58	$505	$159

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$205	$54	$476	$154
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28	$—	$122	$113

September 30, 2020
($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Right-of-use assets	$1,118

Other current liabilities	$622
Long-term liabilities	645

Total lease liabilities	$1,267

Weighted average remaining lease term—operating leases	24
Weighted average discount rate—operating leases	10.8%
Our lease
right-of-use
assets are recorded within other assets on our condensed consolidated balance sheets.
Future lease payments under noncancelable leases as of September 30, 2020 are as follows:

($ in thousands)
Remainder of 2020	$186
2021	726
2022	497
2023	7

Total future minimum lease payments	1,416
Less: imputed interest	(149)

Total	$1,267

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a commercial-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE
®
, technology platform, we seek to develop oral medications that are currently available only as injections. On June 26, 2020, the U.S. Food and Drug Administration, or the FDA, approved MYCAPSSA
®
(octreotide) capsules for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. We commenced our U.S. commercial launch of MYCAPSSA in September 2020. MYCAPSSA is the first and only oral somatostatin analog, or SSA, approved by the FDA and the first product approved by the FDA utilizing our TPE technology. The FDA approval of MYCAPSSA was based on the positive results of the randomized, double-blind, placebo-controlled, nine-month Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules, which met the primary endpoint and all four secondary endpoints, as well as safety data from all of Chiasma’s Phase 3 clinical trials of MYCAPSSA. We are focused on the commercialization of MYCAPSSA for the treatment of patients with acromegaly in the United States and developing and seeking regulatory approval of MYCAPSSA in the European Union.
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
We are also conducting an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial is a randomized, open-label and active-controlled 15-month trial
initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase
be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In June 2019, we completed the enrollment of 146 total patients in MPOWERED. In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month
run-in
phase of the trial, 92 of these patients (or 63%) completed the run-in
phase, were deemed to be responders to octreotide capsules per protocol
(IGF-1
<1.3 x ULN and GH<2.5 ng/mL) and were randomized into the nine month phase of the trial. Of the 92 patients randomized, 89 patients have completed the randomized, controlled phase of the trial and the trial is now complete, pending the trial results. MPOWERED has met the EMA requirement of a minimum of 80 patients randomized into the controlled phase of the trial. The primary endpoint will be calculated with time weighted average analysis, therefore missing monthly
IGF-1
values are not anticipated to affect the completion of the primary endpoint analysis. We expect to release top-line data
from the MPOWERED trial in November 2020. If the MPOWERED trial results are positive, we plan to prepare and submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, seeking potential regulatory approval of oral octreotide as a treatment for acromegaly in the European Union.

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
We were incorporated in 2001 and commenced active operations in the same year. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. In addition, we initiated pre-commercial
activities in anticipation of FDA marketing approval of octreotide capsules in June 2020. In July 2015, we completed our initial public offering, or IPO, in which we raised $106.5 million. In April 2019, we completed a follow-on
public offering of common stock in which we raised an additional $32.2 million. In August 2019, we completed a follow-on
public offering of common stock in which we raised an additional $52.3 million. In April 2020, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with Healthcare Royalty Partners IV, L.P., or HCR, for up to $75.0 million. In July 2020, we completed a follow-on
public offering which consisted of common stock and
pre-funded
warrants in which we raised an additional $75.5 million. As of September 30, 2020, our consolidated cash, cash equivalents, marketable securities and restricted cash were $177.1 million, of which $0.5 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary. In April 2020, we entered into an Open Market Sales Agreement, or ATM Agreement, for “at the market offerings” under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.
We have incurred significant operating losses since our inception. Our net loss was $55.0 million for the nine months ended September 30, 2020 and $36.3 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $327.9 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We plan to invest in our U.S. commercial launch and the manufacturing of octreotide capsules for market consumption, including manufacturing scale-up
activities, and continuing the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for participants outside of the United States. In addition, if the MPOWERED trial results are positive, we plan to prepare and submit an MAA to the EMA, seeking potential regulatory approval of oral octreotide as a treatment for acromegaly in the European Union.
Because of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through equity financings. We may also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our development opportunities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if the MPOWERED trial results are positive and MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize octreotide capsules in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.
COVID-19
Update
In March 2020, the World Health Organization declared the novel strain of coronavirus, or
COVID-19,
a global pandemic and recommended containment and mitigation measures worldwide. We continue to closely monitor the impact of
COVID-19
on our business and have implemented steps to ensure the well-being of our employees as well as the patients and health care professionals involved in the MPOWERED study and the MACRO Registry. We have not observed any significant disruptions to our manufacturing supply chain to date. Our MPOWERED trial is completed pending trial results and we expect to release top-line data
in November 2020. The
COVID-19
pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person
participation in meetings, events and conferences, while seeking to ensure our ability to execute our commercial launch, including by utilizing a phased approach for hiring commercial sales employees, digital engagement and remote interaction with potential customers. However, restrictions on and discouragement of travel, access to hospitals and physicians’ office, and face-to-face
meetings have made, and may continue to make it difficult to drive the broad awareness and adoption of MYCAPSSA. We are unable to predict the impact that COVID-19 will
have on our future plans, including our ongoing commercial launch, and our future financial position and operating results due to numerous uncertainties. These uncertainties include the geographic spread of the pandemic, the severity of the virus, the duration of the outbreak, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others.
Commercial Manufacturing Supply
We began implementing launch readiness plans in 2019 in preparation for a commercial launch of MYCAPSSA capsules in the United States, pending the FDA’s approval of our NDA. Following FDA approval of our NDA and to secure commercial supply of MYCAPSSA, we submitted our “changes being effected in 30 days” supplement,
CBE-30
supplement, on June 29, 2020 to provide for the approval of our primary commercial API manufacturer and one of its large-scale manufacturing sites. Following the FDA’s acceptance of our
CBE-30
supplement for review, in September 2020, we began to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement is pending. At this time, we expect to continue to have sufficient commercial supply of MYCAPSSA to support our commercial launch which commenced in September 2020. If the FDA determines during its review process that it has significant substantive issues with our
CBE-30
supplement it could require us to cease or restrict our distribution of octreotide capsules in the United States or potentially recall distributed drug product. In addition, in order to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the approved NDA, we also plan to submit to the FDA a second CBE-30 supplement by early 2021.
Financial Overview
Product Revenue, Net
We began to recognize product revenues net of discounts, fees and other incentives from the sale of MYCAPSSA in the United States in September 2020.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of MYCAPSSA, including active pharmaceutical ingredient, or API, and other raw materials, third party manufacturing costs and other overhead costs, associated with MYCAPSSA.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, information technology, legal, marketing, patient services, sales and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our selling, general and administrative personnel and professional fees for auditing, tax, and corporate, litigation and intellectual property-related legal services.
Prior to the release of our positive
top-line
CHIASMA OPTIMAL Phase 3 data in July 2019, our marketing expenses were immaterial. Following the positive top-line data,
we incurred
pre-commercial marketing
related expenses prior to FDA approval. Following the FDA approval in June 2020, we incurred increased commercial expenses as we began to commercialize MYCAPSSA in the United States. We anticipate future increases in selling expenses, as we continue with our commercialization of octreotide capsules and grow our operations.
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
pre-approval
manufacturing expenses, manufacturing of clinical trial material, manufacturing process development and validation, regulatory and clinical activities, and our TPE platform. Now that MYCAPSSA has been approved by the FDA, manufacturing costs related to the production of commercial supplies of MYCAPSSA are no longer be captured in research and development expense but are capitalized to inventory. We expense research and development costs as incurred.
We have limited research and discovery functions and are currently not materially investing in those areas. We have focused our resources on the clinical development of octreotide capsules, including our two international Phase 3 trials, CHIASMA OPTIMAL and MPOWERED. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue the open label extensions portion of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly designed to support potential regulatory approval in the European Union. The successful development of octreotide capsules for commercialization outside the United States is highly uncertain.
Interest and Other Income, Net
Interest and other income, net, consists of changes in fair value of the embedded derivative liability related to our Revenue Interest Financing Agreement, in addition to interest income earned on our investments.
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
Results of Operations for the Three and Nine Months ended September 30, 2020 and 2019
Product Revenue, Net
The following is a comparison of product revenue, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Product revenue, net	$142	$—	$142	*	$142	$—	$142	*

*	Not meaningful percentage relationship
Product revenues, net represent U.S. sales from MYCAPSSA, which was approved by the FDA in June 2020 and which we began selling in September 2020.
Cost of Goods Sold
The following is a comparison of cost of goods sold for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Cost of goods sold	$3	$—	$3	*	$3	$—	$3	*

*	Not meaningful percentage relationship

All product costs incurred prior to FDA approval of MYCAPSSA in June 2020 were expensed as research and development expenses. As a result, our cost of goods sold primarily consist of our costs associated with final packaging and manufacturing overhead. We expect our cost of goods sold will be significantly reduced during 2020 and 2021, as we sell through certain inventory, including the API related costs, that was expensed prior to FDA approval in June 2020.
Selling, General and Administrative
The following is a comparison of selling, general and administrative expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Selling, general and administrative	$13,048	$4,116	$8,932	217%	$31,295	$9,210	$22,085	240%

For the three months ended September 30, 2020, our selling, general and administrative expenses increased by $8.9 million compared to the prior year period. The increase for the three months ended September 30, 2020 as compared to the prior year period was primarily due to our commercialization activities of $6.6 million, an increase in compensation-related expenses and increased other administrative costs to support the commercialization of MYCAPSSA in the United States. For the nine months ended September 30, 2020, our selling, general and administrative expenses increased by $22.1 million compared to the prior year period. The increase for the nine months ended September 30, 2020 as compared to the prior year period was primarily due to our pre-
and post-approval commercialization activities of $15.2 million, an increase in compensation-related expenses and increased other administrative costs to support the commercialization of MYCAPSSA in the United States.
Research and Development
The following is a comparison of research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Research and development	$4,523	$4,110	$413	10%	$22,320	$16,103	$6,217	39%

For the three months ended September 30, 2020, our total research and development expenses increased by $0.4 million to $4.5 million compared to the prior year period. For the nine months ended September 30, 2020, our research and development expenses increased by $6.2 million compared to the prior year period. The increases for the three months ended September 30, 2020 as compared to the prior year period were driven by costs associated with our disease state registry and increased regulatory costs. The increases for the nine months ended September 30, 2020 as compared to the prior year period were primarily due to an increase in manufacturing of octreotide capsules to support our planned U.S. commercial launch, which were expensed prior to FDA approval of MYCAPSSA, costs associated with our disease state registry, scientific literature publications and increased regulatory costs which were offset by a decrease in clinical trial costs.
Interest and Other Income, net
Interest and other income, net totaled $1.6 million for the nine months ended September 30, 2020 compared to other income of $1.1 million for the same period in 2019. The increase was primarily driven by changes in fair value of the embedded derivative liability related to our Revenue Interest Financing Agreement which was partially offset by decreased interest income over the prior year period. Interest income declined due to a decrease in the interest rate yield on our cash equivalents and marketable securities which was only partially offset by the increase of our cash equivalents and marketable securities.

Interest Expense
Interest expense totaled $3.0 million for the nine months ended September 30, 2020 primarily driven by interest expense related to our Revenue Interest Financing Arrangement which was entered into in April 2020.
Provision for Income Taxes
Our total tax provision was approximately $0.1 million for the nine months ended September 30, 2020, representing an effective tax rate of (0.2%), as compared to a tax provision of approximately $34,000 for the nine months ended September 30, 2019, representing an effective tax rate of (0.1%).
Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.
Liquidity and Capital Resources
In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, we completed a follow-on
public offering of common stock in which we raised an additional $32.2 million in net proceeds to finance our operations. In August 2019, we completed a follow-on
public offering of common stock in which we raised an additional $52.3 million in net proceeds to finance our operations. In July 2020, we completed a follow-on
public offering, which consisted of common stock and
pre-funded
warrants in which we raised an additional $75.5 million in net proceeds to finance our operations. In April 2020, we entered into the Revenue Interest Financing Agreement with HCR for up to $75.0 million. The initial funding of $25.0 million, less certain transaction expenses, was completed in April 2020, the second funding of $25.0 million, less certain transaction expenses, was completed in July 2020 and the third funding of $15.0 million was completed in September 2020. The remaining $10.0 million of funding is not available until early 2022 and is contingent upon the achievement of a revenue milestone and customary closing conditions. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. In April 2020, we also entered into the ATM Agreement with Jefferies, which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement. As of September 30, 2020, our cash and cash equivalents were $72.8 million, of which $0.5 million was held by our Israeli subsidiary. In addition, as of September 30, 2020, we had $83.9 million invested in short-term marketable securities and $20.3 million of restricted cash.
Plan of Operations and Future Funding Requirements
We expect that our primary uses of capital will be associated with the commercialization of MYCAPSSA in the United States and the manufacturing of octreotide capsules for market consumption, seeking regulatory approval of octreotide capsules in the European Union, including clinical trial costs (including our international Phase 3 MPOWERED clinical trial designed to support regulatory approval of octreotide capsules in the European Union and its planned open label extension, and our international Phase 3 CHIASMA OPTIMAL clinical trial open label extension), medical affairs activities, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the European Union, compensation and related expenses, third-party clinical development services, and other general operating costs.
We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations, as currently planned, through at least one year from the filing of this Quarterly Report. We cannot estimate the actual amounts necessary to successfully commercialize MYCAPSSA in the United States and complete the development and successfully commercialize octreotide capsules in the European Union, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•
the costs and timing of future commercialization activities, including product manufacturing, marketing, access and reimbursement, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;

•	the costs, timing and outcome of the development and regulatory review of octreotide capsules and our initial CBE-30 supplement and our planned second CBE-30 supplement;

•	the progress and results of our clinical trials of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we develop, acquire or in-license other product candidates and technologies or explore or consummate other strategic transactions.
We filed a $200.0 million shelf registration statement on Form
S-3
with the SEC in September 2019, which the SEC declared effective in September 2019. In April 2020, we entered into the ATM Agreement with Jefferies, under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any shares of common stock under the ATM Agreement. In July 2020, we completed a follow-on
public offering which consisted of common stock and
pre-funded
warrants, in which we raised $80.5 million in gross proceeds, or $75.5 million net proceeds after deducting underwriting fees and offering expenses.
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
Revenue Interest Financing Agreement
In April 2020, we entered into a Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage, or the Applicable Tiered Percentage, of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments, and milestones, collectively, the Revenue Interests. Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020, received an additional $25.0 million following the FDA approval of MYCAPSSA in July 2020, and received $15.0 million following delivery of commercial supplies of MYCAPSSA to our third party logistics provider and the first commercial sale of MYCAPSSA in September 2020. We are also entitled to receive an additional $10.0 million in early 2022 subject to the achievement of a revenue milestone and customary closing conditions. In exchange for the total investment amount, or Investment Amount, received, HCR will receive a tiered royalty in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.
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

Cash Flows
The following is a summary of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(54,298)	$(25,261)
Investing activities	(19,726)	(54,089)
Financing activities	139,309	85,955
Operating Activities
Net cash used in operating activities was $54.3 million for the nine months ended September 30, 2020, and primarily consisted of $55.0 million in net loss, adjusted for non-cash
items of $3.3 million (primarily stock-based compensation offset by the change in the fair value of our embedded derivative) and working capital decrease of $2.7 million (primarily due to the increase in inventory and prepaid expenses and other assets which were offset by an increase in accounts payable and accrued expenses). Net cash used in operating activities was $25.3 million for the nine months ended September 30, 2019, and primarily consisted of $24.3 million in net loss, adjusted for non-cash
items of $1.9 million (primarily stock-based compensation) and working capital decrease of $2.9 million (primarily due to the decrease in accounts payable and accrued expenses as well as an increase in prepaid expenses and other assets). The primary driver for the increase in our cash used in our operating activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was the pre-
and post- approval commercial costs as well as the manufacturing of MYCAPSSA to support our commercial launch.
Investing Activities
Net cash used in investing activities was $19.7 million for the nine months ended September 30, 2020, primarily related to the net purchases of marketable securities, compared to $54.1 million in cash used in investing activities for the nine months ended September 30, 2019, primarily related to the net purchases of marketable securities driven by the net proceeds received from the follow-on
public offerings that were completed in April and August 2019.
Financing Activities
Net cash provided by financing activities was $139.3 million during the nine months ended September 30, 2020, primarily related to the net proceeds from the Revenue Interest Agreement with HCR and net proceeds received from our follow-on
public offering that was completed in July 2020. For the nine months ended September 30, 2019, net cash provided by financing activities was $86.0 million, primarily related to the aggregate net proceeds received from our follow-on
public offerings that were completed in April and August 2019 and the net proceeds from a short-term borrowing.
Contractual Obligations
As of September 30, 2020, we had outstanding manufacturing commitments, including the acquisition of API, in the aggregate amount of $20.1 million of which $3.2 million is expected to be incurred in 2020 with the remainder to be incurred throughout 2021. The payments on these commitments will occur following the deliveries of the API or completion of the manufacturing services. As of September 30, 2020, we had future minimum lease payments under non-cancelable
operating leases in the aggregate amount of $1.4 million.
As of April 7, 2020, we have contractual obligations under the Revenue Interest Financing Agreement with HCR, as noted above and disclosed in Note 7 included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
Off-Balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Use of Estimates
We have adopted various accounting policies to prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions include those related to the accounting for net product revenue, stock-based compensation, income taxes, deferred royalty obligations, including embedded derivative liabilities, and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on
Form 10-K
for the fiscal year ended December 31, 2019. For information on accounting policies as well as new pronouncements adopted in the current period and recently issued standards, see Note 1 to our condensed consolidated financial statements. Except as described below with respect revenue recognition for product revenue, during the three months ended September 30, 2020, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2019.
Revenue Recognition – Product Revenue, Net
In accordance with accounting guidance for revenue recognition, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine to be within the scope of such guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services that we transfer to the customer. For a further discussion of accounting for net product revenue see Note 2 to the accompanying condensed consolidated financial statements.
Revenue Reserves for Variable Consideration
Revenue from sales of MYCAPSSA are recorded at the net sales price, which is the amount of consideration we expect to receive in exchange for transferring the product to a customer, or transaction price. This transaction price for product sales includes variable consideration for which reserves are established and which may result from discounts, returns, chargebacks, rebates, co-pay
or
co-insurance
assistance and other allowances that are offered within contracts with our customer and payors. We estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade discounts, which are estimated under the most likely amount method. These provisions represent our best estimate of the amount of consideration to which we are entitled. Actual amounts of consideration ultimately received may differ from these estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Specialty Pharmacy Fees
: we provide customary discounts to our customer for prompt payment, the terms for which are explicitly stated in our contract with such customer. We record these discounts as a reduction of revenue with a corresponding reduction to accounts receivable. In addition, we also pay fees for data and distribution services from our specialty pharmacy. We have determined that such fees are not for a distinct good or service and, accordingly, are being recorded as a reduction of product revenue and a component of accrued expenses.
Government and Payor Rebates:
 We are subject to discount obligations under state Medicaid programs, Medicare, and other government programs. Additionally, we may contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of MYCAPSSA. Provisions for both government and payor rebates are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses in our condensed consolidated balance sheet. For Medicare, we must also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates currently consists of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in distribution channel inventories at the end of the reporting period.
Other Incentives/Patient Assistance Programs:
 We offer voluntary patient assistance programs such as
co-pay
and
co-insurance
assistance. These programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments
and
co-insurance
required by payors. The calculation of the accrual for
co-pay
and
co-insurance
assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Product Returns:
Consistent with industry practice, we offer customers a limited right of return for unopened damaged or defective product, and, under certain circumstances, for unopened product for a limited time before its expiration date. We estimate the amount of product revenues that may be returned by customers and record this estimate as a reduction of revenue in the period in which the related product revenue is recognized. We currently estimate our provision for sales returns based on our expectations and adjust the transaction price with such estimate at the time of sale to our customer. Once sufficient history has been collected for product returns, we will utilize that history to inform our estimate assumption.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020, we had $93.1 million in cash, cash equivalents and restricted cash, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of September 30, 2020, we had $83.9 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point increase in interest rates would cause a decrease in the value of our short-term investments of approximately $0.4 million. As of September 30, 2020, we did not have any outstanding variable interest rate borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.
In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 1%, (1%), and 5%, respectively. As of September 30, 2020, we held $0.5 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not currently hedge against foreign currency exchange rate risks.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Control Over Financial Reporting
We commenced commercial operations including the sale of MYCAPSSA during the three months ended September 30, 2020. As a result, we have made the following modifications to our internal control over financial reporting, including changes to accounting policies and procedures and operational processes:

•	updated our policies and procedures related to product revenue and inventory; and

•	added internal controls over the accounting for product revenue and inventory.
Other than the items described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules
13a-15(f)
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
.

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates
*We are substantially dependent on the successful commercialization of MYCAPSSA, which received approval from the FDA in June 2020. If we are unable to successfully commercialize MYCAPSSA in the United States, including maintaining regulatory approval necessary for distribution of commercial product, and obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.
On June 26, 2020, the FDA granted approval of oral octreotide capsules, MYCAPSSA
®
, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide, which is our only regulatory approval of a product. MYCAPSSA is our only product that has been approved for sale by the FDA. We only recently began to commercialize MYCAPSSA with the commercial launch of MYCAPSSA in September 2020. We have invested a significant portion of our activities and resources toward the development of MYCAPSSA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize MYCAPSSA in the United States.
Our NDA that was approved by the FDA in June 2020 referenced one small-scale manufacturing site for the active pharmaceutical ingredient, or API, in octreotide owned by our planned secondary commercial API manufacturer. However, we have not procured commercial API from this manufacturing site for our commercial launch. Accordingly, in order to commercially launch octreotide capsules, on June 29, 2020, we submitted to the FDA a manufacturing supplement to the NDA as a “changes being effected in 30 days” supplement, or
CBE-30
supplement, to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites. The FDA accepted the
CBE-30
supplement, and, in September 2020, we began distributing commercial product as part of our U.S. commercial launch while the FDA’s review of the
CBE-30
supplement is pending. In addition, in order to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the approved NDA, we also plan to submit to the FDA a second
CBE-30
supplement by early 2021. If we are unable to obtain the FDA’s approval of either of our initial
CBE-30
supplement or our planned second
CBE-30
supplement in a timely manner or at all, our commercial launch could be negatively impacted. The review of any
CBE-30
supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch
comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such
CBE-30
supplement and adversely affect our commercial launch. If the FDA determines during its review process that it has significant substantive issues with either of our
CBE-30
supplements, it could require us to cease or restrict our distribution of oral octreotide in the United States or potentially recall distributed drug product. The timing of the FDA’s review process related to our initial CBE-30 supplement or our planned second CBE-30 supplement and the outcome of such reviews are inherently uncertain, and we can provide no assurances that either
CBE-30
supplement will be approved in a timely manner or at all. Failure to obtain regulatory approval of either of our
CBE-30
supplements will prevent us from commercializing the product candidate in a timely manner or at all, which could raise significant concerns about our continued viability as a business.
Successful commercialization of MYCAPSSA is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with MYCAPSSA for its approved indication. There are numerous examples of other companies that have experienced unsuccessful product launches and failed to meet high expectations of execution and market potential, including pharmaceutical companies with significantly more experience and resources than us.
The future success of MYCAPSSA, including the rate and degree of market acceptance of MYCAPSSA in the United States, will depend on a number of factors, including:

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
While we are executing our commercial launch plans, we will need to incur significant additional expenses and commit significant additional management time to further develop our commercialization capabilities and to continue hiring, developing and training our sales force in order to successfully coordinate the launch and commercialization of MYCAPSSA in the United States. We may not be able to successfully establish these capabilities on our expected timing or at all. Even if we are successful in building out our commercial team and sales force, there are many factors that could cause the launch and commercialization of MYCAPSSA to be unsuccessful and/or delayed, including a number of factors that are outside our control.
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
While the FDA granted approval of MYCAPSSA based on the data included in the NDA, we do not know whether the results when a larger number of patients are exposed to MYCAPSSA, including results related to safety and efficacy, will be consistent with the results from our clinical studies of MYCAPSSA that served as the basis of FDA approval of MYCAPSSA. New data relating to MYCAPSSA, including from any adverse event reports or any negative results from our MPOWERED trial or clinical development for additional indications of oral octreotide capsules, may adversely impact the commercial results and potential of MYCAPSSA. Thus, significant uncertainty remains regarding the commercial potential success of MYCAPSSA. In addition, such new data or any serious or unexpected side effects caused by MYCAPSSA may result in a number of potentially significant negative consequences, including:

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
If we submit an MAA to the EMA for the approval to commercialize MYCAPSSA in the European Union and the MAA is ultimately approved, we or our potential partners or distributors are likely to encounter significant challenges with commercializing in the European Union, including significantly lower prices for existing somatostatin analog injectables in countries in the European Union as well as the recent entry of generic somatostatin analog injectables into European markets. These and other factors could adversely affect the establishment and maintenance of MYCAPSSA pricing at a level sufficient to warrant market entry in many countries of the European Union if MYCAPSSA is approved by the EMA.
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
Other than the June 2015 submission of our NDA for octreotide capsules as a treatment for acromegaly to the FDA and the December 2019 resubmission of our NDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including our ability to obtain EMA regulatory approval, are not successful for the acromegaly indication or are delayed, if we are unsuccessful or delayed in obtaining regulatory approval of either of our initial CBE-30 supplement or our planned second CBE-30 supplement to our NDA or if adequate demand for octreotide capsules are not generated, our business and ability to generate revenues will be materially harmed. The success of octreotide capsules will depend on the receipt of additional regulatory approvals the issuance of such approvals is uncertain and subject to a number of risks, including the following:

•	foreign regulatory authorities, institutional review boards, or IRBs, or ethics committees may disagree with the design or conduct of our clinical trials;

•	the results of our clinical trials may not provide acceptable evidence of octreotide capsules’ safety and efficacy;

•	the results of our clinical trials may not be sufficiently robust or meet the level of statistical or clinical significance required by the EMA or other regulatory agencies for marketing approval;

•	the dosing of octreotide capsules in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to octreotide capsules;

•	the data collected from our clinical trials may not be sufficient to obtain regulatory approval in the European Union or elsewhere; and

•	even if we obtain marketing approval in one or more countries, future safety or other issues could result in the suspension or withdrawal of regulatory approval in such countries.
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
In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), in the past some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). For example, parties have filed citizen petitions objecting to the FDA approving a Section 505(b)(2) NDA on scientific, legal and regulatory grounds. Scientific arguments have included the assertions that for the FDA to determine the similarity of the drug in the 505(b)(2) NDA to the listed drug, the FDA would need to reference proprietary manufacturing information or trade secrets in the listed drug’s NDA; that it would be scientifically inappropriate for the FDA to rely on public or nonpublic information about the listed drug because it differs in various ways from the drug in the 505(b)(2) NDA; or that differences between the listed drug and the drug in the 505(b)(2) NDA may impair the latter’s safety and effectiveness. Legal and regulatory arguments have included the assertion that Section 505(b)(2) NDAs must contain a full report of investigations conducted on the drug proposed for approval, and that approving a drug through the 505(b)(2) regulatory pathway would lower the approval standards. In addition, citizen petitions have made patent-based challenges against 505(b)(2) NDAs. For example, petitioners have asserted that the FDA should refuse to file a 505(b)(2) NDA unless it references a specific NDA as the listed drug, because it is “most similar” to the proposed drug, and provides appropriate patent certification to all patents listed for that NDA; or that when a 505(b)(2) NDA is pending before the FDA, but before it is approved, where the FDA approves an NDA for a drug that is pharmaceutically equivalent to the drug that is the subject of the 505(b)(2) NDA, then the FDA should require that the 505(b)(2) NDA be resubmitted referencing the approved NDA as the listed drug and certifying to the listed patents for that approved drug. However, if the FDA or EMA changes its interpretation of Section 505(b)(2) or the hybrid application pathway, or if the FDA’s or EMA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA or EMA, as applicable, from approving any Section 505(b)(2) NDAs or hybrid application pathway MAAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of octreotide capsules for the treatment of acromegaly in the EMA or any future product candidates we may develop.
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
Delays in the completion of the Phase 3 MPOWERED clinical trial we initiated in March 2016 to support marketing approval of octreotide capsules as a treatment for acromegaly in the European Union, the clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly increase our product development costs and jeopardize our ability to commercialize octreotide capsules. For example, if the topline data from the Phase 3 MPOWERED clinical trial, which we expect to report in November 2020, are negative, those data could negatively impact the commercial prospects for octreotide capsules in the United States.
Furthermore, in October 2015, the EMA required us to revise our protocol for our MPOWERED Phase 3 clinical trial to extend the control period from six months to nine months. The final protocol accepted by EMA therefore dictated that additional time will be needed to complete our second Phase 3 clinical trial of octreotide capsules. While enrollment and randomization are complete, we do not know whether the MPOWERED Phase 3 trial will be successful. In light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, in late 2016 we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources that were necessary to conduct the CHIASMA OPTIMAL Phase 3 trial. The modifications to the MPOWERED trial, together with our decision in October 2018 to enroll up to 15 additional patients, delayed the expected timing of an MAA submission with the EMA. We now expect top-line
data from the MPOWERED study in November 2020. The completion of the MPOWERED Phase 3 trial or other clinical trials we may conduct could be delayed for a number of other reasons, including delays related to:

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
* Even though we received FDA approval of our NDA for octreotide capsules as a treatment for acromegaly, we must also obtain regulatory approval of our initial
CBE-30
supplement or our planned second
CBE-30
supplement and may still face additional future development and regulatory challenges, each of which could inhibit or preclude our ability to commercialize octreotide capsules for any indication.
Following the FDA’s acceptance of our
CBE-30
supplement for review, in September 2020, we began to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement is pending. If the FDA determines during its review process that it has significant substantive issues with our
CBE-30
supplement it could require us to cease or restrict our distribution of oral octreotide in the United States or potentially recall distributed drug product. In addition, we also plan to submit to the FDA a second
CBE-30
supplement to the NDA to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the NDA. If we are unable to obtain or are delayed in obtaining regulatory approval of either of our initial CBE-30 supplement or our planned second CBE-30 supplement, our commercial launch could be negatively impacted. Further, even though we obtained FDA approval of our NDA for octreotide capsules as a treatment of acromegaly and even if we obtain additional regulatory approvals for octreotide capsules as a treatment for acromegaly or for other indications we may pursue, or any other product candidates we may develop, they remain subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved by FDA for octreotide capsules, includes some restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance.
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
The number of patients suffering from acromegaly is small and has not been established with precision. Our assumptions and estimates regarding prevalence may be wrong. If the actual number of patients in a market where our octreotide capsules product is available for sale is smaller than we estimate, our revenue could be adversely affected, possibly materially.
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
The commercial success of octreotide capsules will depend in large part on the willingness of physicians to prescribe them to their patients. Octreotide capsules compete against products that have achieved broad recognition and acceptance among medical professionals. In order to achieve and maintain an acceptable level of prescriptions for octreotide capsules, we must be able to meet the needs of both the medical community and patients with respect to cost, efficacy and other factors.
The degree of market acceptance of octreotide capsules will depend on a number of factors, including:

•
the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules observed in our completed ongoing and potential future clinical trials, including relative to injectable somatostatin analogs such as the relative topline data from our MPOWERED trial expected in November 2020, and any other treatments available at the time;

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
In addition, even if we obtain the additional necessary regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. For example, if the FDA determines during its review process that it has significant substantive issues with our initial CBE-30 supplement or our planned second CBE-30 supplement and requires us to cease or restrict our distribution of oral octreotide in the United States or potentially recall distributed drug product, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any additional regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. The data from our completed first Phase 3 clinical trial that demonstrated acromegaly symptom improvements in patients who completed the trial, was not included in the
FDA-approved
label, and the CHIASMA OPTIMAL trial was not designed to, and did not, demonstrate validated symptom improvement data. While the MPOWERED trial employs a validated treatment satisfaction questionnaire for patient completion, the final symptom and treatment satisfaction data may be negative when comparing oral octreotide capsules to standard of care somatostatin analog injectables. Any of the foregoing could harm the commercial prospects for octreotide capsules.
Even if octreotide capsules are approved and commercialized in one or more additional geographies in addition to the United States, they may not achieve and maintain an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Any concerns about or negative perception of octreotide capsules or the clinical data of octreotide capsules within the patient or medical communities could significantly impact market adoption and commercial performance of octreotide capsules, even with the FDA approval to commercialize in the United States and if we are able obtain regulatory approval to commercialize in the European Union in the future. The perception of octreotide capsules within the patient and medical communities could be negatively impacted by clinical data from ongoing or future clinical studies, including comparative safety and efficacy data from the MPOWERED trial from which topline data is expected in November 2020, as well as by real-world data on acromegaly treatments, such as the data that we expect will be generated from our disease state registry for acromegaly. Our revenue and profitability may also be delayed during the potential period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide capsules decreases, we may not generate sufficient revenue.
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

We have only recently hired U.S.-based sales, marketing and market access personnel and expect to hire additional personnel. We have not engaged a partner to commercialize octreotide capsules in the United States, and, therefore, we currently rely on our sales and marketing infrastructure to support commercial launch in the United States. Our sales, market access and marketing teams are limited in size and have worked together for only a limited period prior to our commercial launch of octreotide capsules. We cannot guarantee that we will be successful in gaining and maintaining coverage and or reimbursement with payers for MYCAPSSA, driving utilization of octreotide capsules in the United States or otherwise successfully commercializing MYCAPSSA. We may not be able to establish an effective direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales, market access and marketing personnel. Factors that may inhibit our efforts to successfully commercialize octreotide capsules in the United States ourselves include:

•	our inability to recruit and retain adequate numbers of effective sales, market access and marketing personnel;

•
the inability of our relatively small sales force to obtain access to or inform adequate numbers of physicians, particularly the pituitary centers and the significantly larger number of community endocrinologists, about the potential benefits of octreotide capsules;

•	our inability to effectively engage with key constituents in the acromegaly community, including physician, patients and payors due to the COVID-19 pandemic;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	the inability to compete with larger, more established pharmaceutical sales and marketing organizations;

•	the inability of market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction;

•	our inability to establish and maintain agreements and arrangements with third parties to effectively distribute MYCAPSSA to patients, including specialty pharmacies; and

•	unforeseen costs, expenses and delays associated with creating a commercial organization.
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
We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of October 31, 2020, we had 85 full-time employees. We have established sales and marketing infrastructure but as our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day
activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.
*We will need to maintain an effective healthcare compliance program to support the sales and marketing of an approved drug in a manner that is compliant with applicable laws and regulations.
Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We have established and are administering a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems, and through the establishment and communication of a culture of compliance. We expect to continue to devote resources to administer and grow this compliance program, but we may not be able to keep pace with the rapid growth and activity of the commercial organization. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws, and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, laws prohibiting the promotion of drugs for unapproved or off-label
uses, and laws requiring transparency regarding transfers of value to health care professionals and entities. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration to induce the referral of business, including the purchase or prescription of a particular drug; false claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services; and the Sunshine Act and other state and federal transparency laws require certain pharmaceutical manufacturers to track and report certain financial arrangements with physicians and teaching hospitals, including certain “transfers of value” provided to them, as well as certain ownership or investment interests held by physicians and their immediate family members. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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
The manufacture and packaging of pharmaceutical products, such as octreotide capsules are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the API, for octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, in the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers. In addition, we did not reference in the resubmitted and recently approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of our initial CBE-30 supplement or our planned second CBE-30 supplement. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer such as those we proposed in our initial CBE-30 supplement or expect to propose in our planned second CBE-30 supplement, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMP requirements. Any new facility is subject to a pre-approval inspection
by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could adversely affect the commercial launch of our product.

Furthermore, in order to obtain additional approvals of our current or future product candidates, including octreotide capsules, by the FDA and foreign regulatory agencies, we will be required to consistently produce the API and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. In order to secure sources of commercial quantities of API to support our ongoing commercial launch of octreotide capsules, on June 29, 2020, we submitted to the FDA a
CBE-30
supplement, which is currently under FDA review, and we plan to submit a second
CBE-30
supplement to the NDA. The review of our initial CBE-30 supplement or our planned second
CBE-30
supplement to our NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch
comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such
CBE-30
supplement. If we are unable to obtain and maintain approval of our initial CBE-30 supplement or our planned second
CBE-30
supplement, we may be unable to continue to secure API and the finished oral octreotide product in commercial quantities and our commercialization efforts may be harmed. The timing of the FDA’s review process related to our
CBE-30
supplements and the outcome of such review are inherently uncertain, and we can provide no assurances that the initial CBE-30 supplement or the planned second
CBE-30
supplement will be approved in a timely manner or at all.
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
Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which octreotide capsules will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which octreotide capsules may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive additional regulatory approvals, regulatory authorities may introduce significant restrictions to the label for octreotide capsules in an effort to address certain concerns about the product or product candidate, including concerns raised during any review of data from the MPOWERED trial. We expect to report top-line
data from the MPOWERED clinical trial in November 2020, which will provide biochemical control data (GH and
IGF-1)
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
In Europe and many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control, and each country has a different reviewing body that evaluates reimbursement dossiers submitted by holders of marketing authorizations for new drugs. That governing body then makes recommendations as to whether or not the drug should be reimbursed and will often consider the reimbursement levels of competing marketed standards of care. For example, injectable somatostatin analogs currently marketed in the European Union are reimbursed at levels that are far less than in the United States on a per patient, per year basis. The pricing of octreotide capsules in the European Union, if approved, will likely be determined by government payors following an assessment of the relative efficacy, safety and benefits of octreotide capsules versus standard of care somatostatin analog injections. We believe the MPOWERED trial will provide the information required to make these assessments, and if octreotide capsules are deemed inferior to standard of care injectable somatostatin analogs, octreotide capsules may lose its orphan designation in the European Union and receive pricing determination decisions at levels that are equal to or less than standard of care injectables, which would severely impact our ability to profitably market octreotide capsules in the European Union. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate, such as octreotide capsules, to other available therapies. Future U.S. pharmaceutical pricing regulations may require that the U.S. price for octreotide capsules be referenced to the lower or lowest price levels of the product, or competing somatostatin analogs, as set in other
ex-U.S.
countries, which reference pricing impact could significantly harm our business.
*We plan to rely on a limited number of specialty pharmacies for distribution of MYCAPSSA in the United States, and the loss of a specialty pharmacy or its failure to distribute MYCAPSSA effectively would materially harm our business.
MYCAPSSA is currently only available for distribution in the United States through one specialty pharmacy and we expect to engage only a limited number of specialty pharmacies as we develop our distribution network. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•
not provide us accurate or timely information regarding their inventories, the number of patients who are using MYCAPSSA or serious adverse reactions, events and/or product complaints regarding MYCAPSSA;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support MYCAPSSA;

•	not devote the resources necessary to sell MYCAPSSA in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations or other contractual obligations to us or others; or

•	cease operations.
Any such events may result in decreased product sales and lower product revenue, which would harm our results of operations and business. We expect that it would take a significant amount of time if we were required to replace a specialty pharmacy.
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
Even though we have obtained orphan drug designation for octreotide capsules in the United States, the orphan drug exclusivity determination is pending the FDA’s decision as a treatment for acromegaly and orphan drug designation for octreotide capsules in the European Union as a potential treatment for acromegaly and may obtain orphan drug designation for octreotide capsules in other indications or for future product candidates we may develop, we may not obtain orphan drug exclusivity and any such exclusivity that we do obtain may not effectively protect the product candidate from competition because different drugs can be approved for the same condition and the same drugs can be approved for different indications and might then be used off-label
in our approved indication, if obtained. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that such later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if a potential future product candidate of ours receives an orphan drug designation and is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same drug for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us. Similarly, the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication if the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior.

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
We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover any or all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products, including octreotide capsules, and if we obtain additional marketing approvals of octreotide capsules and any future product candidates we may develop, but we may be unable to obtain commercially reasonable product liability insurance. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and harm our business. In addition, we may not be able to maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.
Risks Related to Our Reliance on Third Parties
* We are, and expect to be for the foreseeable future, dependent on a limited number of third parties to manufacture octreotide capsules.
We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in octreotide capsules for use in our clinical trials or for commercial product. We have qualified Novetide Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd., in Israel and an affiliate of Teva API, Inc., and Bachem Americas Inc. in the United States as our suppliers of the generic API, octreotide acetate. The octreotide API is lyophilized, formulated with our TPE technology by Lyophilization Services of New England Inc., or LSNE, in Bedford, NH, and enteric-coated and blister packed by Capsugel, a division of Lonza, in Scotland. Almac Pharma Services Limited in Northern Ireland provides finished packaging and release services.
The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, we did not reference in our approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the review of our initial
CBE-30
supplement or our planned second
CBE-30
supplement. There can be no assurances that our suppliers will pass all necessary inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules.

Our NDA that was approved by the FDA in June 2020 references one small-scale API manufacturer that was included in our original NDA and is owned by our planned secondary commercial API manufacturer. However, we do not expect to procure commercial API from this small-scale manufacturing site. Accordingly, in order to commercially launch octreotide capsules, on June 29, 2020, we submitted to the FDA a
CBE-30
supplement to provide for the approval of our primary API manufacturer and one of its large-scale manufacturing sites. The FDA accepted the
CBE-30
supplement and, in September 2020, we began distributing commercial product as part of our U.S. commercial launch while the FDA’s review of the
CBE-30
supplement is pending. In addition, in order to provide for a large-scale manufacturing site affiliated with the small-scale manufacturing site currently referenced in the approved NDA, we also plan to submit to the FDA a second CBE-30 supplement by early 2021. The review of any
CBE-30
supplement to the NDA will require FDA review and approval of the manufacturing process, facility, equipment and procedures in place at each manufacturing site, including batch-to-batch
comparability and API and drug product stability data, in accordance with the FDA’s cGMP requirements and may require regulatory inspections of each manufacturing site, which could prevent or delay approval of any such
CBE-30
supplement and adversely affect our commercial launch.
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
If, for any reason, these third parties are unable or unwilling to perform, we may not be able to effectively terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or their inability to increase and maintain their capacity to meet our commercial demand, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that are necessary to qualify a new API or finished product manufacturer or to qualify a new or existing site for a current manufacturer, which we are pursuing with our submission of our initial CBE-30 supplement or our planned second
CBE-30
supplement for our planned sources of commercial API, we could experience significant interruptions in the supply of octreotide capsules if such regulatory qualifications are withheld or delayed, especially if we decided to transfer the manufacture of API or finished octreotide capsules to one or more alternative manufacturers in an effort to deal with any manufacturing, qualification or other difficulties.
Any manufacturing problem or the loss of a contract manufacturer or our failure to obtain FDA approval of our initial CBE-30 supplement or our planned second
CBE-30
supplement could be disruptive to our operations and, if our products receive marketing approval, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture octreotide capsules. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacturers caused by problems at suppliers could delay shipment of octreotide capsules and increase our cost of goods sold and result in lost sales.
We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial-scale manufacturing of octreotide capsules over time. If the manufacturing costs of octreotide capsules remain at current levels or increase, these costs may significantly impact our future operating results, including our ability to profitably commercialize octreotide capsules in the European Union and other countries, if approved. In order to reduce costs and improve efficiencies, we plan to develop and implement process improvements and produce octreotide capsules at a larger scale. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to produce sufficient quantities of octreotide capsules or reduce our costs over time, which could be detrimental to the profitability of octreotide capsules in any market, and particularly the EU market where substantially lower prices are expected if we are able to secure marketing approvals for octreotide capsules there.

We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. Following our receipt of the CRL in 2016, we indefinitely suspended our commercial production commitments and only recently reinitiated commercial production planning and commitments with these suppliers. We have also more recently entered into commercial supply agreements with Lonza, Bachem and Almac. In the future we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.
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
We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock, our revenue interest financing agreement and, to a lesser extent, the issuance of convertible notes. As of September 30, 2020, our cash, cash equivalents and marketable securities were $156.8 million. Since inception, we have incurred significant operating losses. Our net loss was $55.0 million for the nine months ended September 30, 2020 and $36.3 million for the year ended December 31, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $327.9 million.
We have one product approved for commercialization and have generated only limited product revenue to date. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to incur significant additional costs conducting and completing our MPOWERED clinical trial, to fund our operations in support of this clinical trial, to pursue regulatory approvals, and to manufacture and commercialize octreotide capsules. In addition, we will continue to incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.
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
On April 7, 2020, we entered into the Revenue Interest Financing Agreement with Healthcare Royalty Partners IV, L.P., or HCR. Under the terms of the Revenue Interest Financing Agreement, we received $25.0 million in April 2020, received an additional $25.0 million in July 2020 and an additional $15.0 million in September 2020, and are entitled to receive an additional $10.0 million in early 2022, subject to the satisfaction of certain conditions, in exchange for tiered quarterly royalty payments in the low double digits on worldwide net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues. The Revenue Interest Financing Agreement expires upon the first to occur of April 7, 2030, or the Maturity Date, or when HCR has received aggregate payments equal to 195% of the total amount actually funded by HCR, or the Hard Cap. If HCR has not received the Hard Cap by the Maturity Date and no event of default has occurred or is ongoing, among other things, we must pay HCR a specified amount based on the total amount funded by HCR as of such date. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for sixty days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement up to the Hard Cap. Upon the occurrence of certain material adverse events or the material breach of certain representations and warranties, which will not be considered events of default, HCR may elect to terminate the agreement and require us to make payments to HCR equal to the funded portion of the investment under the agreement, minus payments received by HCR, plus a specified annual rate of return.
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

To the extent we incur additional debt (including without limitation the remaining amount under the Revenue Interest Financing Agreement), the risks described above could increase.

*We have not generated substantial revenue from any commercial products and may never be profitable.
Our ability to become profitable depends upon our ability to generate revenue. We obtained FDA approval of octreotide capsules for the treatment of acromegaly in June 2020 and commenced our commercial launch in September 2020. We have no history of commercializing products and, to date, have only generated limited revenue from the sale of any commercial product. Unless and until the necessary regulatory approvals for our initial CBE-30 supplement and our planned second CBE-30 supplement for octreotide capsules are obtained from the FDA or necessary regulatory approvals outside the U.S. or for any future product candidates we may develop are obtained, we may not be able to generate sufficient revenue to attain profitability. In addition, our ability to generate profits after the FDA approval of octreotide capsules for the treatment of acromegaly or other regulatory approvals of octreotide capsules or any product candidates we may develop is subject to our ability to obtain and maintain regulatory approval of our planned commercial contract manufacturers and manufacturing sites, to contract for the manufacture of commercial quantities of our product candidates at acceptable cost levels and establish sales, market access and marketing capabilities or identify and enter into one or more strategic collaborations to effectively market and sell any approved product candidate.
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
Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials, and preparing for the commercial launch of octreotide capsules in the United States. Our oral octreotide capsules product is our only product for which we have conducted clinical trials and obtained a regulatory approval. We have completed two Phase 3 clinical trials to date with octreotide capsules, and we are currently conducting one additional Phase 3 clinical trial of octreotide capsules in acromegaly. In June 2020, we obtained FDA approval of octreotide capsules for the treatment of acromegaly. We have a limited history of obtaining regulatory approvals and have not yet demonstrated our ability to successfully obtain regulatory approvals outside the United States, repeatedly manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales, market access and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We are transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition in the United States or in the European Union or elsewhere.
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
Our business will require additional capital that we have not yet secured. In the short term, we expect our manufacturing costs and selling, general and administrative expenses to increase as we to continue to establish the infrastructure and manufacture the commercial supply to support our ongoing commercial launch of octreotide capsules in the United States. We will also continue to incur research and development expenses as we continue the open-label extension portions of our CHIASMA OPTIMAL clinical trial and our MPOWERED clinical trial, for which we expect top-line
data in November 2020, undertake activities to support the planned submission of an MAA to the EMA for regulatory approval of octreotide capsules in the European Union for acromegaly, assuming positive data from the MPOWERED Phase 3 trial, and pursue early clinical development of one or more potential pipeline candidates using our TPE platform technology. Because the outcome of any clinical trial, regulatory approval process and commercialization effort is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of oral octreotide capsules or any future product candidates we may develop. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or our commercial launch of oral octreotide capsules.
The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of our CBE-30 supplements for our commercial API manufacturing sources, and to conduct and complete our MPOWERED clinical trial;

•	the amount of our future operating losses;

•	the costs associated with establishing and maintaining the infrastructure to support our commercial launch of octreotide capsules;

•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future product candidates;

•	the amount of our research and development, marketing, selling and general and administrative expenses;

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
General market conditions or the market price of our common stock may not support capital-raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Select Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on The NASDAQ Global Select Market or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease development or commercialization of octreotide capsules, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, including pursuant to our ATM Agreement, convertible debt financing, license and collaboration agreements with potential partners. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. The terms of any debt facility, if available, may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to develop and commercialize octreotide capsules or any future product candidates or operate our business. For example, during the term of the Revenue Interest Financing Agreement with HCR, we must obtain the consent of HCR prior to incurring additional indebtedness, other than specified permitted indebtedness, and we must maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Any of these factors could raise substantial doubt about our ability to continue as a standalone business, materially impair our ability to remain in business and have a material adverse effect on our business, financial condition and results of operations.
* Unstable market and economic conditions, including as a result of the novel coronavirus
COVID-19
pandemic, may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, global credit and financial markets have experienced recent volatility and disruptions, including diminished liquidity and credit availability, predicted declines in economic growth, and uncertainty about economic stability, including as a result of the economic impact due to the novel coronavirus
COVID-19
pandemic. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. For example, given the pandemic, if a substantial number of acromegaly patients become unemployed or lose health insurance coverage, they may not be able to pay all or a portion of their prescription cost of octreotide capsules. If the current equity and credit markets deteriorate, it may make any necessary convertible debt or equity financing more difficult, more costly and more dilutive for us to achieve. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development and commercialization plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be negatively impacted or not survive an economic downturn, which could directly affect our ability to attain our operating goals.
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
In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruption to our regulatory approval timelines due to diversion of government resources, delays in our commercialization efforts due to manufacturing delays, slowed hiring of commercial personnel, limitations on face to face interactions with potential customers or other issues, restrictions on our ability to travel, attend in-person
meetings, participate in industry conferences, pursue partnerships and other business transactions, disruption of our clinical trials, as well as impacts from the temporary closure of the facilities of suppliers and clinical trial sites or an overburdened healthcare system. Any continued and future disruption of regulators, physicians, suppliers, shippers, third-party warehouses, clinical trial sites or access to physicians or patients could impact our regulatory approval timing, commercialization efforts as well as our ability to access capital through the financial markets. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.
Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of October 31, 2020, we have a total of 85 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.
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

In addition, with the FDA approval and commercial launch of octreotide capsules, we will likely need to hire a additional qualified technical, commercial, medical and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.
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
We are able to take advantage of tax exemptions and reductions resulting from the “beneficiary enterprise” status of our facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions stipulated in the Israeli Law for the Encouragement of Capital Investments, 1959 and its regulations. If we fail to meet these conditions in the future, the tax benefits would be canceled, and we could be required to refund any tax benefits we might already have received. These tax benefits may not be continued in the future at their current levels or at any level. In recent years, the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits may increase our income taxes in the future. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, our increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. For example, we moved out of our Jerusalem location in 2016, which negatively impacted the local tax benefits we previously received by operating there.
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
At September 30, 2020, we had federal operating loss, or NOL, carryforwards of approximately $272.8 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal NOL carryforwards generated in 2018 and after have an unlimited carryforward period. At September 30, 2020, we had state NOLs of approximately $222.9 million which expire at various dates through 2039. At September 30, 2020, there were no NOL carryforwards in our Israeli subsidiary.
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
On July 21, 2015, we completed the sale of 7,319,750 shares of our common stock in our IPO, at a price to the public of $16.00 per share. Since shares of our common stock were sold in our IPO, our stock price has reached a high of $30.52 per share and a low of $1.20 per share through October 31, 2020. There has been a public market for our common stock for only a relatively short period of time. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained.
In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our efforts to secure FDA approval of our initial CBE-30 supplement or our planned second CBE-30 supplement for our planned commercial manufacturers of API for octreotide capsules;

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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of September 30, 2020, we had 57,804,095 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 8,243,861 shares subject to outstanding options awarded as incentive compensation, including under our stock option plans, the 1,179,160 shares reserved for future issuance under our stock option plans and the 8,156,373 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.
The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Shortly following our IPO, four securities analysts initiated coverage on our company. Following the receipt of the CRL to our original NDA from the FDA, each of these analysts downgraded their ratings on and lowered their price targets for our stock, and all four of the analysts either since dropped coverage or discontinued coverage following their departure from their employer. As of October 31, 2020, five securities analysts, including one of the original four analysts, provide coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In the quarter ended September 30, 2020, we did not repurchase any shares of our common stock.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form
10-Q:

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant incorporated by reference from our Current Report on Form 8-K filed on July 2, 2020.

10.1	Release of Claims, dated September 30, 2020, between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
+
The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form
10-Q
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2020.

CHIASMA, INC.

By:	/s/ Raj Kannan
Raj Kannan
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
President
(Principal Financial Officer)