Form 10-K
period 2020-12-31
CHIASMA, INC
filed 2021-03-04
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) as of June 30, 2020, was $195,166,166, based on the closing price of $5.38 of the registrant as reported on the NASDAQ Global Select Market on such date. As of February 26, 2021, there were 57,843,577 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHIASMA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

ii

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those highlighted in the section entitled "Risk Factors." These risks and uncertainties include, but are not limited to, the following:

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

•

We are substantially dependent on the successful commercialization of MYCAPSSA and, if we are unable to successfully commercialize MYCAPSSA in the United States and obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.

•

The ongoing pandemic of COVID-19, or other similar health crises in the future, could have a material adverse impact on our business, financial condition and results of operations, including our commercialization efforts of MYCAPSSA in the United States.

•

If we are unable to obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.

•

Even though we received FDA approval of our new drug application, or NDA, for octreotide capsules as a treatment for acromegaly and our “changes being effected in 30 days” supplement, CBE-30 supplement, we may still face additional future development and regulatory challenges, each of which could inhibit or preclude our ability to commercialize MYCAPSSA for any indication.

•

We face substantial competition from larger companies with considerable resources that already have somatostatin analogs available in the market, and they or others may also discover, develop or commercialize additional products before or more successfully than we do.

•

The number of patients suffering from acromegaly is small and has not been established with precision. Our assumptions and estimates regarding prevalence may be wrong. If the actual number of patients in a market where our MYCAPSSA is available for sale is smaller than we estimate, our revenue could be adversely affected, possibly materially.

•

MYCAPSSA may not achieve or maintain an adequate level of acceptance by physicians, patients and third-party payors and government payors, and we may not generate sufficient revenue or be able to achieve or sustain profitability.

Risks Related to Our Reliance on Third Parties

•	We are, and expect to be for the foreseeable future, dependent on a limited number of third parties to manufacture octreotide capsules.
•	If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
•

An important part of our strategy may be to enter into licensing or collaboration agreements with respect to octreotide capsules and future product candidates, if any, in certain territories. We may not be able to identify suitable collaborators and, even if we do, our dependence on such relationships may adversely affect our business.

Risks Related to Our Financial Position and Capital Resources

•	We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.
•

Our Revenue Interest Financing Agreement with Healthcare Royalty Partners IV, L.P. could restrict our ability to commercialize MYCAPSSA, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
•	We have not generated substantial revenue from any commercial products and may never be profitable.
•

We have a limited operating history and no history of successfully commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•	We will need additional capital to support our operations, which may be difficult to obtain and restrict our operations and would result in additional dilution to our stockholders.

Risks Related to Our Intellectual Property

•

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitors could develop and commercialize technology and drugs similar to ours, and our competitive position could be harmed.

•	We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Risks Related to Our Business and Industry

•	Pandemics, such as the ongoing COVID-19 pandemic, could have an adverse impact on our business and our financial condition.
•

We depend on the knowledge and skill of our senior management and other key employees, and if we are unable to retain or if we fail to recruit additional highly skilled personnel, our business will be harmed.

•	Our business and operations would suffer in the event of computer system failures, cyber-attacks on our systems or deficiency in our cyber security.

Risks Related to Our Operations in Israel

•	The tax benefits available to us under Israeli law require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs and taxes.

Risks Related to Our Common Stock

•	The trading price of our common stock may be volatile, and your investment in our common stock could decline in value and incur substantial losses,
•	We may not be able to utilize a significant portion of our net operating loss carryforwards, which could negatively impact our profitability.

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

Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•

our commercialization efforts of MYCAPSSA in the United States, including our launch, plans with respect our customer-facing team, the nature and success of our ongoing and planned commercialization activities and strategy, our pricing of MYCAPSSA, and related assumptions;

•

our views as to potential future results of our commercialization efforts in the United States with respect to MYCAPSSA, including our expectations with respect to the scope, level and availability of reimbursement by private and government payors;

•	our development of octreotide capsules for the treatment of acromegaly;
•	our efforts to potentially obtain regulatory approval of octreotide capsules in the European Union based on the results of the MPOWERED Phase 3 clinical trial;
•	our expectations regarding the FDA’s ongoing review of the manufacturing supplement we submitted for an additional commercial supplier of active pharmaceutical ingredient for MYCAPSSA;
•	our ability to obtain supply of sufficient amounts of octreotide capsules to support our commercialization efforts in the United States and clinical trials;
•	the therapeutic benefits, effectiveness and safety of octreotide capsules;
•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;
•	the commercial success and market acceptance of MYCAPSSA or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to generate revenue;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;
•

our ability to leverage our Transient Permeability Enhancer, or TPE, platform to develop and commercialize novel oral product candidates incorporating peptides that are currently only available in injectable or other non-absorbable forms;

•	the possibility that competing products or technologies may make MYCAPSSA, other product candidates we may develop and commercialize or our TPE technology obsolete;
•	our ability to secure collaborators to license, manufacture, market and sell octreotide capsules or any products for which we receive regulatory approval in the future;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our product development and operational plans generally;
•	the impact of the COVID-19 pandemic on our commercialization efforts of MYCAPSSA, regulatory submissions and potential approvals, and our business generally; and

•	our estimates and expectations regarding our capital requirements, cash and expense levels and liquidity sources.

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

PART I

Item 1. Business

Overview

We are a commercial-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE®, technology platform, we seek to develop oral medications that are currently available only as injections. In June 2020, the U.S. Food and Drug Administration, or the FDA, approved MYCAPSSA® (octreotide capsules) for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. We commenced our U.S. commercial launch of MYCAPSSA in September 2020. MYCAPSSA is the first and only oral somatostatin analog, or SSA, approved by the FDA and the first product approved by the FDA utilizing our TPE technology. The FDA approval of MYCAPSSA was based on the positive results of our randomized, double-blind, placebo-controlled, nine-month Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules, which met the primary endpoint and all four secondary endpoints, as well as safety data from all of our Phase 3 clinical trials of MYCAPSSA. We are focused on the commercialization of MYCAPSSA for the treatment of patients with acromegaly in the United States and continuing our development and seeking regulatory approval of MYCAPSSA in the European Union.

Acromegaly and Treatment Burden

Acromegaly is a rare and debilitating condition that results in the body’s production of excess growth hormone, or GH, which in turn elevates insulin-like growth factor 1, or IGF-1. These elevated hormone levels result in a number of painful and disfiguring signs and symptoms, including some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. According to data published by the Mayo Clinic in 2013, the mortality rate of people afflicted by acromegaly who go untreated is two to three times higher than that of the general population. Data from a published study presented at the Endocrine Society’s Annual Meeting in 2015 suggest that the global prevalence of acromegaly may be between 85 and 118 cases per million people.

Octreotide is an analog of somatostatin, a natural inhibitor of growth hormone secretion. The current standard of care for patients diagnosed with acromegaly and not otherwise cured by surgical removal of the pituitary tumor consists of lifelong, once-monthly injections of an extended release somatostatin analog, primarily octreotide or lanreotide. These products contain a viscous formulation and are typically administered by a healthcare professional with large-gauge needles into the muscle or deep subcutaneously, that is, deeply under the skin. While injectable somatostatin analogs are generally effective at reducing GH and IGF-1 levels and, therefore, providing disease control, the injections are associated with signification limitations and patient burdens, including suboptimal symptom control, especially as the treatment effects begin to wane near the end of the monthly cycle prior to the next injection, inconvenience, pain and other injection-related side effects. With the FDA approval of MYCAPSSA in June 2020, MYCAPSSA became the first somatostatin analog available for oral administration. Octreotide capsules (MYCAPSSA) have been granted orphan designation in the United States and the European Union for the treatment of acromegaly. The worldwide market for injectable somatostatin analogs is approximately $2.8 billion annually, of which we estimate approximately $800 million represents annual sales for the treatment of acromegaly. We retain worldwide rights to develop and commercialize octreotide capsules.

FDA Approval of MYCAPSSA®

In July 2019, we announced positive top-line results from the CHIASMA OPTIMAL (Octreotide capsules vs. Placebo Treatment In MultinationAL centers), a Phase 3 clinical trial of octreotide capsules for the treatment of acromegaly conducted under a special protocol assessment, or SPA, agreement with the FDA and designed to support regulatory approval in the United States. Based on the positive results from the CHIASMA OPTIMAL trial, we resubmitted our new drug application, or NDA, to the FDA in December 2019, seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly. In January 2020, the FDA accepted for review the resubmission of our NDA as a complete response to deficiencies identified in the FDA’s April 2016 complete response letter, or CRL, to our original NDA submission. On June 26, 2020, the decision date assigned by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA approved MYCAPSSA for the long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide.

Commercialization of MYCAPSSA in the United States

We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 patient care centers. Patients with acromegaly undergoing treatment in the United States are generally treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. Accordingly, our commercial strategy is to address the U.S. market for MYCAPSSA capsules with a small orphan drug customer-facing team of approximately 45 professionals in our sales, market access and patient services functions.

We have implemented a phased commercial launch strategy designed to adapt to the impact of the COVID-19 pandemic on the U.S. treatment landscape. In September 2020, MYCAPSSA became commercially available to patients in the United States and we commenced the initial phase of the MYCAPSSA U.S. commercial launch with a 22-person customer-facing team, including ten sales representatives calling on approximately one-third of key prescribing accounts. We progressed to the second phase of the launch at the beginning of 2021 with a 36-person customer-facing team, including an expanded salesforce with 12 new sales representatives and managers hired during the fourth quarter of 2020. We plan to progress to the third and final phase of the launch with a customer-facing team comprised of approximately 45 employees, including approximately 30 sales employees, if the market conditions warrant and once the market challenges associated with the COVID-19 pandemic recede.

COVID-19 Impact

In March 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has and will continue to affect economies and businesses around the world, including ours. We continue to closely monitor the impact of COVID-19 on our business and have implemented steps to ensure the well-being of our employees as well as the patients and health care professionals involved in the disease state registry for acromegaly that we have sponsored. We have not observed any significant disruptions to our manufacturing supply chain to date due to the pandemic. However, the pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person participation in meetings. In addition, the intensification of the pandemic throughout the United States beginning in the fourth quarter of 2020 has impacted physician outreach efforts across the biopharmaceutical industry. As with other commercial companies, we are experiencing the effects in our business, as the pandemic continues to force office closures, reduce in-person physician and patient interactions as well as in-person sales call opportunities. Additionally, prescriptions received for MYCAPSSA take longer than anticipated to convert to commercial patients on therapy due to physician office shutdowns and their staffs’ remote working conditions. We are monitoring developments carefully and leveraging available technologies at our disposal to adjust to the pandemic challenges that we currently face, including increasing our digital promotion and engagement efforts and equipping and training our salesforce to conduct remote interactions.

CHIASMA OPTIMAL

The CHIASMA OPTIMAL trial was a randomized, double-blind, placebo-controlled, nine-month clinical trial of octreotide capsules and enrolled 56 adult acromegaly patients whose disease was biochemically controlled by injectable somatostatin analogs based upon levels of IGF-1, which is altered due to increased GH levels caused by acromegaly (average IGF-1 ≤ 1.0 × upper limit of normal, or ULN). The trial was conducted under a SPA agreement with the FDA. The patients also had confirmed active acromegaly following their last surgical intervention based upon an elevated IGF-1 of ≥ 1.3 × ULN. Patients were randomized on a 1:1 basis, to octreotide capsules or placebo. Patients were dose titrated from 40 mg per day (equaling one capsule in the morning and one capsule in the evening) to up to a maximum of 80 mg per day (equaling two capsules in the morning and two capsules in the evening). Patients who met the predefined withdrawal criteria, or discontinued from oral treatment for any reason, in either treatment arm during the course of the trial were considered treatment failures, reverted to their original treatment of injections and monitored for the remainder of the trial. The primary endpoint of the trial was the proportion of patients who maintained their biochemical response at the end of the nine-month, double-blind, placebo-controlled period as measured using the average of the last two IGF-1 levels ≤ 1.0 × ULN (assessed at weeks 34 and 36). Hierarchical secondary endpoints include: proportion of patients who maintain growth hormone, or GH, response at week 36 compared to screening; time to loss of response: IGF-1 of 2 consecutive visits is > 1.0 × ULN; time to loss of response: IGF-1 of two consecutive visits is ≥ 1.3 × ULN; and proportion of patients requiring rescue treatment.

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

CHIASMA OPTIMAL Open Label Extension

In July 2020, we announced 48-week, open-label efficacy and safety data from the CHIASMA OPTIMAL open-label extension study of MYCAPSSA. The key findings from the study included:

•

The mean of the IGF-1 levels for the population of all MYCAPSSA treated patients that completed the 36-week, double-blind placebo controlled (DPC) CHIASMA OPTIMAL trial and continued into the open label extension (n=19) was maintained within normal limits at the end of the 48-week open label extension period.

•	90% of patients enrolled into the open label extension that were treated with MYCAPSSA during the DPC phase of the study (n=20) completed the 48-week open label extension period.
•

All patients that enrolled into the open label extension as responders to MYCAPSSA (IGF-1 within normal limits, n=14) completed the 48-week open label extension period and 93% maintained their response within the normal limits at the end of this period.

•

The safety profile observed during open label extension was generally consistent with the safety of MYCAPSSA noted in the 36-week CHIASMA OPTIMAL trial with no new patterns noted with the increased duration of exposure.

MPOWERED™

We also conducted an international Phase 3 clinical trial, referred to as MPOWERED (Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections -Evaluation of REsponse Durability), of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly, which was designed to support an application for marketing approval in the European Union. The MPOWERED non-inferiority trial was designed to compare long-term maintenance treatment with MYCAPSSA to the long-acting injectables, octreotide long-acting release and lanreotide autogel, in patients previously responding to those therapies. Initiated in March 2016, the MPOWERED trial was a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to MYCAPSSA following the six-month run-in phase be randomized to either remain on MYCAPSSA or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol (IGF-1 <1.3 x ULN and GH<2.5 ng/mL). Responders to MYCAPSSA were randomized (2:3) per protocol to either go back to their original long-acting injectable somatostatin analog or remain on octreotide capsules at the dose identified during the run-in phase and then followed for an additional nine months.

The primary endpoint of the MPOWERED trial was the proportion of patients who are biochemically controlled throughout the randomized, controlled phase of the study, defined as a time weighted average of IGF-I < 1.3 ULN. In November 2020, we announced positive topline results from the MPOWERED trial, including that the study met its primary non-inferiority endpoint. Ninety-one percent (91%) of patients on MYCAPSSA maintained IGF-1 response (95% CI = 80%, 97%) compared to 100% on injectable SSAs (95% CI = 91%, 100%). Response was defined as the time-weighted average of IGF-1 <1.3 x ULN during the nine-month randomized, controlled treatment (RCT) phase. In addition, MYCAPSSA maintained mean IGF-1 within normal limits and was comparable to injectable therapy. The mean IGF-1 in the MYCAPSSA cohort at the beginning and end of the RCT phase was 0.9 × ULN and 0.9 × ULN, respectively, compared to 0.8 × ULN and 0.8 × ULN, respectively, in the injectable SSA cohort.

The safety data from the administration of MYCAPSSA capsules in the MPOWERED trial were consistent with the known safety profile of octreotide but without adverse injection site reactions. No new or unexpected safety signals were detected during the study among MYCAPSSA subjects.

Based on the positive data from the MPOWERED trial, we expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in mid-2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union.

The MPOWERED trial is also expected to provide data on the impact of treatment on acromegaly symptoms and patients’ quality of life through multiple validated instruments. Secondary and exploratory endpoints were designed to explore overall health assessments and whether more patients experience maintenance or improvement of acromegaly symptoms between treatments, both individually and as an overall composite score. The trial was also designed to generate data on when patients experience their acromegaly symptoms and any interference with work productivity and the ability to perform regular activities of daily living. The impact of octreotide capsules versus injectable treatment was also measured from a standpoint of gastrointestinal adverse events and the burden of receiving injections in a healthcare setting versus the fasting requirements of MYCAPSSA capsules. The analyses of the trial results are ongoing and we plan to present additional data sets at upcoming medical conferences in 2021.

Commercial Manufacturing Supply

We depend on third-party suppliers and contract manufacturing organizations, or CMOs, for all of our required raw materials and drug substance and to manufacture and package drug product for clinical use and commercial use, if we obtain marketing approval for MYCAPSSA capsules in the United States.

We began implementing launch readiness plans in 2019 in preparation for a commercial launch of MYCAPSSA capsules in the United States, pending the FDA’s approval of our NDA. Following FDA approval of our NDA and to secure commercial supply of MYCAPSSA, we submitted our “changes being effected in 30 days” supplement, CBE-30 supplement, to our NDA in June 2020 to provide for the approval of our primary commercial manufacturer of generic active pharmaceutical ingredient, or API, octreotide acetate and one of its large-scale manufacturing sites. Following the FDA’s acceptance of our CBE-30 supplement for review, in September 2020, we began to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement was pending. The FDA approved the CBE-30 supplement in December 2020. At this time, we expect to continue to have sufficient commercial supply of MYCAPSSA to support our commercial launch.

In order to secure an additional commercial source of API, we submitted a prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. This manufacturing supplement was accepted for review by the FDA in January 2021 and the FDA set a PDUFA target date in the second quarter of 2021 for the completion of its review.

All excipients, or substances formulated together with the API, used in manufacture of octreotide capsules are obtained by our CMOs from third-party suppliers. The octreotide API is formulated with our TPE technology by a lyophilization service provider and filled into capsules and enteric-coated by another third-party CMO.

MYCAPSSA is currently available for distribution in the United States through one specialty pharmacy and we expect to engage only a limited number of specialty pharmacies as we further develop our distribution network.

Intellectual Property

Octreotide capsules are currently protected by issued patents lasting until at least 2029 in the United States, the European Union, United Kingdom, Japan and several other jurisdictions, and by pending patent applications in additional jurisdictions that will last until 2029, if granted. In March 2019 and June 2020, two United States patents directed to specific methods of using octreotide capsules were granted. These patents will expire in 2036. We are also pursuing additional patent applications relating to particular uses, dosages and packaging for octreotide capsules.

Strategy

Our goal is to become a successful patient-focused biopharmaceutical company by developing and commercializing, ourselves or through others, octreotide capsules as a maintenance therapy for adult patients with acromegaly. Our strategy to pursue this goal includes the following elements:

•

Maximize the Commercial Value of MYCAPSSA in the United States. We are utilizing our U.S. commercial capabilities to support the ongoing launch of MYCAPSSA in the United States. We believe that the U.S. market for MYCAPSSA capsules is addressable with a relatively small, specialty orphan drug sales force and are increasing our commercial sale capabilities through a phased-launch strategy. We have built a focused in-house sales and marketing organization to promote MYCAPSSA to pituitary specialists and community endocrinologists who comprise the top prescribers of therapies for acromegaly. We have also established in-house market access and patient service functions. We plan to further expand our customer-facing team to a total of approximately 45 employees, including approximately 30 sales employees, once the market challenges associated with the COVID-19 pandemic recede.

•

Obtain European Union regulatory approval of octreotide capsules for the treatment of acromegaly. To support an application for marketing approval in the European Union, we initiated the Phase 3 MPOWERED clinical trial in March 2016, with a protocol that was accepted by the EMA, to evaluate the comparative safety and efficacy of MYCAPSSA in adult acromegaly patients. In November 2020, we reported positive topline results from the MPOWERED trial. We plan to submit our MAA to the EMA in mid-2021 to potentially secure approval in the European Union for MYCAPSSA as a treatment for adult patients with acromegaly.

•

Explore collaboration opportunities in the European Union and the rest of the world for octreotide capsules in acromegaly. At the appropriate time, we plan to explore one or more collaborations to commercialize MYCAPSSA in acromegaly outside of the United States. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in key markets and undertake commercialization preparation and activities ourselves, if required regulatory approvals are obtained.

•

Generate real-world data on acromegaly treatments. In 2020, we began enrolling patients in the first industry-sponsored disease state registry for acromegaly in the United States known as the Management of Acromegaly, or MACRO, Registry, and enrollment is ongoing. The MACRO Registry is designed to enroll patients from over 40 planned clinical sites in the United States and collect real-world data on treatment burden and effectiveness of various acromegaly treatments.

MYCAPSSA® in Acromegaly

Product Overview

MYCAPSSA (octreotide capsules) is a novel oral formulation of octreotide developed utilizing our TPE platform. MYCAPSSA is a liquid-filled solid gelatin capsule formulation which is intended to be taken twice a day. Acromegaly patients who are prescribed MYCAPSSA receive a 28-day supply of capsules, which may be stored at room temperature by the patient for up to one month. Based on the aggregate data from our completed clinical trials, we believe octreotide capsules have the potential to induce biochemical response (inhibition of GH and IGF-1) while also potentially improving symptoms and reducing the burden of disease and treatment in patients afflicted with acromegaly.

Overview of Acromegaly

Acromegaly results from the overproduction of GH, most often due to the growth of a benign tumor in the pituitary gland in middle-aged adults. GH, in turn, stimulates the production of IGF-1 in the liver which stimulates the growth of bones and other tissues. Progression of acromegaly can result in significant health problems such as hypertension, enlargement of the heart, or cardiomyopathy, sleep apnea, type-2 diabetes, and abnormal growths in the colon and uterus. Acromegaly is associated with a number of signs and symptoms, some acute, such as headaches, joint pain and fatigue, and some long-term, such as enlarged hands, feet and internal organs, as well as altered facial features. Because acromegaly is uncommon and physical changes occur gradually, the condition is often not recognized for years. If not treated promptly, acromegaly can lead to serious illness and is associated with premature death, primarily due to cardiovascular disease. However, both surgical and drug treatments are available for acromegaly that can reduce the risk of complications and premature death and significantly improve symptom control.

Surgery is often the first line of therapy for acromegaly and, in most cases, surgical removal of the pituitary tumor can result in normalization of GH and IGF-1 levels. In many other cases, however, the levels of GH remain elevated even after surgery due to residual tumor and many patients therefore also require a therapeutic intervention. The body’s natural inhibitor of excess GH secretion is somatostatin, a peptide hormone. Octreotide and lanreotide, analogs of somatostatin with a significantly longer half-life in the blood than natural somatostatin, have achieved widespread adoption by physicians treating patients afflicted with acromegaly. These somatostatin analogs are routinely administered by injection by a healthcare professional. If not administered with proper technique, the injection may not effectively deliver the medication. Prior to the approval of MYCAPSSA in June 2020, there was no oral formulation of a somatostatin analog on the market.

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

According to publicly available financial reports, injectable forms of octreotide and lanreotide generated worldwide sales of approximately $2.8 billion annually in 2019 for the treatment of acromegaly, neuroendocrine tumors and some other smaller indications. We believe approximately $800 million of this total represents the annual sales for the treatment of acromegaly. The great majority of these sales come from once-monthly long acting formulations that must be administered by intramuscular or deep subcutaneous injections with large-gauge needles. Although MYCAPSSA is only indicated for treatment of acromegaly, we believe it has the potential to become a standard of care in other indications currently treated with injectable somatostatin analogs.

Competing Therapeutic Options

For acromegaly patients not cured by surgery, the standard of care therapies have been injectable somatostatin analogs. However, these therapies are associated with significant patient limitations and burdens. These therapeutic treatment options include octreotide LAR, which is marketed by Novartis AG, or Novartis, and is administered monthly and intramuscularly using a large gauge needle, and lanreotide depot, another long-acting analog of somatostatin marketed by Ipsen SA, or Ipsen, which is administered monthly using a deep subcutaneous injection. Immediate release octreotide, while available, is more rarely used. For patients not controlled on these somatostatin analogs, the typical second line of treatment options (which may also be acceptably used as first line therapy) includes pegvisomant daily injections, marketed by Pfizer, Inc., or Pfizer, and pasireotide LAR, which is another somatostatin analog marketed by Recordati S.p.A., or Recordait, which is administered monthly via intramuscular injection.

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

Since injectable somatostatin analogs are used in other diseases beyond acromegaly, these limitations and burdens are also associated with the treatment of the other indications. Consequently, we believe MYCAPSSA has the potential to become a standard of care in these other indications.

Clinical Trials of MYCAPSSA in Acromegaly

CHIASMA OPTIMAL Phase 3 Clinical Trial

The CHIASMA OPTIMAL trial, which we initiated in September 2017, was a randomized, double-blind, placebo-controlled, nine-month clinical trial conducted under the SPA. We activated 60 clinical sites dedicated to the CHIASMA OPTIMAL trial. It enrolled 56 adult acromegaly patients (38% of whom were from the United States).

CHIASMA OPTIMAL Phase 3 Clinical Trial Design

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

CHIASMA OPTIMAL Open Label Extension

In July 2020, we announced 48-week, open-label efficacy and safety data from the CHIASMA OPTIMAL open-label extension study of MYCAPSSA. The key findings from the study included:

•

The mean of the IGF-1 levels for the population of all MYCAPSSA treated patients that completed the 36-week, double-blind placebo controlled (DPC) CHIASMA OPTIMAL trial and continued into the open label extension (n=19) was maintained within normal limits at the end of the 48-week open label extension period.

•	90% of patients enrolled into the open label extension that were treated with MYCAPSSA during the DPC phase of the study (n=20) completed the 48-week open label extension period.
•

All patients that enrolled into the open label extension as responders to MYCAPSSA (IGF-1 within normal limits, n=14) completed the 48-week open label extension period and 93% maintained their response within the normal limits at the end of this period.

•

The safety profile observed during open label extension was generally consistent with the safety of MYCAPSSA noted in the 36-week CHIASMA OPTIMAL trial with no new patterns noted with the increased duration of exposure.

MPOWERED Phase 3 Clinical Trial

Comparative effectiveness is an important regulatory consideration in the European Union. After agreeing to the clinical trial protocol with the EMA, we initiated an international Phase 3 clinical trial of octreotide capsules in acromegaly in March 2016 to show parallel comparative safety and effectiveness.

This trial was called MPOWERED, Maintenance of Acromegaly Patients with Octreotide Capsules Compared With Injections -Evaluation of REsponse Durability. This trial was an open-label, randomized, active-controlled study of octreotide capsules in patients who had been classified in the study as responders to a once-a-month injectable somatostatin analog based on criteria comparable to the criteria utilized in our first Phase 3 clinical trial. This trial was intended to demonstrate non-inferiority, comparing efficacy responses between two randomized groups of patients who demonstrated response to octreotide capsules and was initially to enroll up to 150 patients. In July 2018, we completed the enrollment of 135 adult acromegaly patients into the run-in phase of the

MPOWERED trial. The EMA requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In October 2018, 80 patients were randomized following the six-month run-in phase in the MPOWERED trial. Further, in October 2018, we elected to resume enrollment in the trial in an effort to enroll up to 15 additional patients exclusively located in the United States in order to gain further U.S. investigator and patient experience with octreotide capsules. In June 2019, we completed enrollment of 146 total patients in the trial in the United States, Europe, Russia and other foreign countries. Each patient initially received a daily dose of 40 mg of octreotide capsules, which was increased up to a maximum of 80 mg daily dose if lower doses were not effective. Similar to the requirements of our first completed Phase 3 clinical trial and the CHIASMA OPTIMAL trial, patients were required to take octreotide capsules at least one hour prior to a meal or two hours after a meal.

The primary efficacy endpoint for this trial was the proportion of patients who were biochemically controlled throughout the nine-month randomized-controlled phase measuring IGF-1 with responders defined as patients who achieved an IGF-1 level less than 1.3 times the ULN adjusted for age, the same IGF-1 efficacy criteria utilized in our first, completed Phase 3 clinical trial. Measurements of IGF-1 were taken throughout the randomized phase of the trial and a time weighted average of these biochemical measures was calculated. In addition, the trial was also designed to provide data regarding the assessment of symptom control and patient reported outcomes. The primary endpoint of the MPOWERED trial was the proportion of patients who were biochemically controlled throughout the randomized, controlled phase of the study, defined as a time weighted average of IGF-I < 1.3 ULN. In addition to measures of biochemical control, the MPOWERED trial was designed to provide data on the impact of treatment on acromegaly symptoms and patients’ quality of life through multiple validated instruments. Secondary and exploratory endpoints were designed to explore overall health assessments and whether more patients experience maintenance or improvement of acromegaly symptoms between treatments, both individually and as an overall composite score. The trial was also designed to generate data on when patients experience their acromegaly symptoms and any interference with work productivity and the ability to perform regular activities of daily living. Lastly, the trial was also designed to measure the impact of octreotide capsules versus injectable treatment from a standpoint of gastrointestinal adverse events and the burden of receiving injections in a healthcare setting versus the fasting requirements of MYCAPSSA capsules.

In January 2020, the randomization of patients was completed. Of the 146 patients that entered the six-month run-in phase of the trial, 92 of these patients (or 63%) completed the run-in phase and were deemed to be responders to octreotide capsules per protocol (IGF-1 <1.3 x ULN and GH<2.5 ng/mL). Responders to octreotide capsules were randomized (2:3) per protocol to either go back to their original long-acting injectable somatostatin analog or remain on octreotide capsules at the appropriate dose identified during the run-in phase and then followed for an additional nine months. After completing the randomized controlled phase, patients were offered the opportunity to participate in a withdrawal phase sub-study to assess evidence of active disease and the requirement for long term treatment. All eligible patients had the option of entering an extension phase during which they would receive octreotide capsules at the dose identified during the run-in phase.

MPOWERED Phase 3 Clinical Trial Design

In November 2020, we announced positive topline results from the MPOWERED trial, including that the study met its primary non-inferiority endpoint. Ninety-one percent (91%) of patients on MYCAPSSA maintained IGF-1 response (95% CI = 80%, 97%) compared to 100% on injectable SSAs (95% CI = 91%, 100%). Response was defined as the time-weighted average of IGF-1 <1.3 x ULN during the nine-month randomized, controlled treatment (RCT) phase. In addition, MYCAPSSA maintained mean IGF-1 within normal limits and was comparable to injectable therapy. The mean IGF-1 in the MYCAPSSA cohort at the beginning and end of the RCT phase was 0.9 × ULN and 0.9 × ULN, respectively, compared to 0.8 × ULN and 0.8 × ULN, respectively, in the injectable SSA cohort.

The safety data from the administration of MYCAPSSA capsules in the MPOWERED trial were consistent with the known safety profile of octreotide but without adverse injection site reactions. No new or unexpected safety signals were detected during the study among MYCAPSSA subjects.

The analyses of the trial results are ongoing and we plan to present additional data sets at upcoming medical conferences in 2021. Based on the positive results from the MPOWERED trial, we plan to submit an MAA to the EMA in mid-2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union. We also anticipate that the EMA will expect to review the safety and efficacy data from the CHIASMA OPTIMAL trial in any MAA we may file.

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

Trial Design

A total of 155 patients with acromegaly, each of whom was classified according to the study parameters as a responder to a long-acting injectable somatostatin analog, were enrolled in the trial. On average, two weeks after their last monthly injection of the long-acting injectable somatostatin analog, patients were reassessed to obtain baseline IGF-1 and GH levels. Both the screening and baseline measurements were performed while patients were still on active injection therapy. The 155 patients enrolled in the trial are referred to as the intent to treat, or ITT, group.

After baseline levels were obtained, a core treatment period with octreotide capsules was initiated. This core treatment period consisted of a dose-escalation phase of at least two months in duration, designed to find an appropriate dose of octreotide capsules for each individual patient, and a fixed-dose phase of up to five months in duration, during which period the appropriate therapeutic dose identified in the dose-escalation phase was maintained. Since data from the prior clinical trials we conducted before this initial Phase 3 trial demonstrated a significant reduction in bioavailability when octreotide capsules were administered with a high-fat meal, patients in this Phase 3 clinical trial were required to fast for at least one hour before and at least one to two hours after each dose.

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

% of Responders
100%
80%
60%
40%
20%
0%
89%
65%
62%
Baseline
7 months
13 months

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

Other Potential Indications for MYCAPSSA

While our primary focus is the commercial launch of MYCAPSSA in the United States, we plan to pursue the development of MYCAPSSA in at least one other indication.

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

Our TPE Platform

Although not sufficiently staffed or financed to do so at this time, we believe our TPE platform has the potential to develop other oral medications to help improve the lives of patients suffering from other debilitating diseases that are currently being treated with injectable therapies. If we pursue new peptide-based drugs to develop using our TPE platform, to potentially reduce the development time and expenses and overall level of investment required, where possible, we may focus our efforts on drugs for which we may utilize the FDA’s 505(b)(2) regulatory pathway in the United States and the hybrid application pathway in the European Union. In March 2017, the Tufts Center for the Study of Drug Development reported that the FDA’s 505(b)(2) regulatory pathway for new drug applications in the United States has not led to shorter approval times. However, with octreotide capsules, we brought a TPE-based product candidate from concept to the first clinical trial within 18 months and then initiated our first Phase 3 clinical trial approximately two years later.

Commercialization Strategy for MYCAPSSA in Acromegaly

We believe that approximately 8,000 adult acromegaly patients are chronically treated with somatostatin analogs in the United States, and that approximately 90% of these patients are managed by fewer than 1,000 accounts. Patients with acromegaly undergoing treatment in the United States are generally treated by endocrinologists at a small number of academic institutions with pituitary experts (pituitary centers), regional academic centers or hospital systems (regional referral centers) and some community endocrinologists. Accordingly, our commercial strategy is to address the U.S. market for MYCAPSSA capsules with a relatively small orphan drug customer-facing team of approximately 45 professionals in our sales, market access and patient services functions.

Beginning in 2019, in preparation for a potential commercial launch of MYCAPSSA capsules in the United States, we began implementing commercial launch readiness plans, including (i) expanding our organization with new key employees with expertise in marketing, sales, market access, patient services and product reimbursement and distribution in particular for rare diseases and (ii) developing our commercial capabilities, including commencing the establishment of internal systems and infrastructure to support a commercial sales organization and patient-focused programs and appropriate quality systems and compliance policies and procedures.

In response to the COVID-19 pandemic, including the restrictions on in-person meetings with potential MYCAPSSA prescribers, we implemented a phased commercial launch strategy designed to adapt to the impact of pandemic on the U.S. treatment landscape. In September 2020, MYCAPSSA became commercially available to patients in the United States and we commenced the initial phase of the MYCAPSSA U.S. commercial launch with a 22-person customer-facing team, including ten in our sales organization calling on approximately one-third of key prescribing accounts. We progressed to the second phase of the launch at the beginning of 2021 with a 36-person customer-facing team, including an expanded salesforce with 12 personnel in our sales group hired during the fourth quarter of 2020. We plan to evaluate the need for any further expansion, if the market conditions warrant and once the market challenges associated with the COVID-19 pandemic recede.

In surveys commissioned by us, more than 80% of patients with acromegaly expressed a preference for an oral treatment, and endocrinologists surveyed predicted that an oral treatment would ultimately become the preferred treatment option. Endocrinologists indicated that effectiveness in at least 50% of patients treated would be sufficient for an oral treatment to generally be prescribed by physicians. To assess the attitudes of commercial third-party payors toward reimbursement for octreotide capsules, in 2019 and 2020 we conducted two separate research projects with payers and pharmacy benefit managers, or PBMs, to determine likely coverage and access for octreotide capsules. The results indicated that oral octreotide would be reimbursed similarly to injectable somatostatin analog products assuming pricing and any contracting was in a range comparable to existing therapies.

We believe that the potential clinical benefits of MYCAPSSA and preferences of patients and healthcare professionals for an oral therapy together with our patient-centric approach could enable MYCAPSSA to change the standard of pharmacological care in the management of patients with acromegaly.

We plan to submit an MAA to the EMA in mid-2021 seeking authorization to commercialize MYCAPSSA in the European Union as a maintenance therapy for adult patients with acromegaly based on the positive results of our Phase 3 MPOWERED trial. We plan to explore the strategic merits of collaboration opportunities for commercializing MYCAPSSA in the European Union and the rest of the world in order to maximize the availability of the product candidate, if approved by the appropriate regulatory authorities, to patients. However, depending on our evaluation of the strategic merits of these collaboration opportunities, we may decide to retain commercial rights in select markets.

Manufacturing

We depend on third-party suppliers and contract manufacturing organizations, or CMOs, for all of our required raw materials and drug substance and to manufacture and package drug product for clinical use and commercial use. We have qualified Novetide Ltd., a subsidiary of Teva API Pharmaceuticals Industries (TAPI) Ltd., in Israel, and Bachem Americas Inc., in the United States, as suppliers of the generic active pharmaceutical ingredient, or API, octreotide acetate. We expect to qualify a third API manufacturing facility in Switzerland in 2021.

We began implementing launch readiness plans in 2019 in preparation for a commercial launch of MYCAPSSA capsules in the United States, pending the FDA’s approval of our NDA. Following FDA approval of our NDA and to secure commercial supply of MYCAPSSA, we submitted our “changes being effected in 30 days” supplement, CBE-30 supplement, to our NDA in June 2020 to provide for the approval of our primary commercial manufacturer of generic active pharmaceutical ingredient, or API, octreotide acetate and one of its large-scale manufacturing sites. Following the FDA’s acceptance of our CBE-30 supplement for review, in September 2020, we began to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement was pending. The FDA approved the CBE-30 supplement in December 2020. We expect to continue to have sufficient commercial supply of MYCAPSSA to support our commercial launch.

In order to secure an additional commercial source of API, we submitted a prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. This manufacturing supplement was accepted for review by the FDA in January 2021 and the FDA set a PDUFA target date in the second quarter of 2021 for the completion of its review.

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

MYCAPSSA capsules are intended to be refrigerated and our approved NDA includes stability information supporting 36 months under these storage conditions. We have also obtained data supporting additional one-month storage at room temperature.

MYCAPSSA is currently available for distribution in the United States through one specialty pharmacy and we expect to engage only a limited number of specialty pharmacies as we further develop our distribution network.

Competition

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. Key competitive factors affecting the commercial success of MYCAPSSA and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our commercialization efforts and promotional activities.

The standards of care for patients suffering from acromegaly involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Recordati markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. Generic versions of these drugs may also bring additional competition to the treatment landscape. For example, while octreotide LAR and lanreotide currently have no generic competitors in the United States, generic versions are available in some markets in the EU. The launch of generics may also create downward pressure on pricing of branded products and might result in additional controls imposed by payers.

In addition, we are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but most involve administration via injection. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Camurus AB received FDA approval of its IND in June 2019 and is currently recruiting two Phase 3 acromegaly trials. In 2020, Crinetics Pharmaceuticals, Inc. announced the completion of a Phase 2 clinical trials to evaluate the safety and efficacy of paltusotine, CRN00808, in acromegaly patients and its intention to meet with the FDA in the first quarter of 2021 and initiate a Phase 3 clinical in the first half of 2021. Crinetics also announced the introduction of a new tablet formulation ready for Phase 3. Paltusotine, CRN00808, is a nonpeptide somatostatin agonist designed to be taken orally once per day. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-LRx, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. In January 2020, Rani Therapeutics (RaniPillTM capsule containing octreotide) announced the completion of a Phase 1 study in 58 healthy volunteers, indicating that the RaniPill performed as designed. Per published reports, Rani Therapeutics plans to conduct additional Phase 1 clinical trials in 2021, with later-stage studies beginning in 2022. We are also aware that Strongbridge Biopharma plc (valdoreotide, or COR-005) may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of the other product candidates in development for acromegaly receive regulatory approval or demonstrate superior clinical results to MYCAPSSA, we may encounter significant difficulties with the commercial prospects for MYCAPSSA.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval of drugs and achieving widespread market acceptance. Our competitors’ drugs, or drugs they may develop in the future, may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render MYCAPSSA or any future product candidates we may develop obsolete or non-competitive before we can recover the expenses of developing and commercializing octreotide capsules or any future product candidates we may develop. Our competitors may also obtain regulatory approval of their products more rapidly than we may obtain approval of ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and more advanced technologies become available. If we are unable to compete effectively, our opportunity to generate revenue from the sale of MYCAPSSA or any future product candidates we may develop, if approved, will be adversely affected.

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

Patents

As of February 26, 2021, our patent portfolio includes a total of nine utility patents issued in the United States; patents issued in foreign jurisdictions; patent applications pending in the United States; and patent applications pending in various foreign jurisdictions. Some of these patents and patent applications include narrow and broad claims directed to polypeptide compositions including octreotide compositions formulated with our TPE technology; capsules containing such compositions; methods of treatment using such compositions; and methods of making various compositions with our TPE technology. This patent family includes three issued U.S. patents with claims directed to enteric-coated oral dosage form comprising octreotide compositions, capsules containing octreotide compositions, and methods of treating various conditions with related octreotide compositions. This patent family also includes an issued U.S. patent with claims relating to enteric-coated oral dosage form comprising polypeptide compositions. Other patents in this family have issued in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, South Africa, and the United Kingdom, and patent applications are pending in other jurisdictions, including Brazil, Canada, Europe, Hong Kong, Israel, Korea, Mexico, Russia, Australia, and Japan. Patents in this family are expected to expire in 2029, absent any adjustments or extensions.

We also own a family of patent applications directed to a dosage regimen for octreotide and also directed to methods of treating acromegaly with certain octreotide-containing compositions and dosage regimens. This patent family includes two issued U.S. patents directed to specific methods of using octreotide capsules and are due to expire in 2036, absent any adjustments or extensions. There are corresponding pending applications in the United States and abroad all of which are expected to expire in 2036, absent any adjustments or extensions. In addition, we own two U.S. patent applications directed to different methods of use for certain octreotide-containing compositions and dosage regimens. Any patents issuing from the two applications are expected to expire in 2040, absent any adjustments or extensions.

We also own a family of patent applications directed to oral octreotide combinations. This patent family includes an issued U.S. patent relating to a method of treating acromegaly with a certain oral octreotide combination. There are corresponding pending applications in the United States and abroad, all of which are expected to expire in 2035, absent any adjustments or extensions.

In addition, we own a family of patent application directed to other octreotide-containing dosage forms, which is pending in the U.S. as a provisional application. A patent issuing from this family will expire in 2041, absent any adjustments or extensions.

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

Finally, we own two families of patent applications directed to further uses of our TPE technology which are pending in the United States and abroad. Patents issuing from any U.S. nonprovisional and foreign-filed applications in the two families are expected to expire in 2037, absent any adjustments or extensions.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Alternatively, orphan drug designation may be available if the disease or the condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States. A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. MYCAPSSA has been granted orphan designation in the United States for the treatment of acromegaly.

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

European Orphan Designation and Exclusivity

In the European Economic Area, or EEA, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, may grant orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that either affect not more than five in 10,000 persons in the European Union Community, or when, without incentives, it is unlikely that sales of such products in the European Union would be sufficient to justify the necessary investment in developing the products. Additionally, orphan drug designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized (or, if another product has been authorized, the product in question would be a significant benefit to those affected by the condition).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following grant of a marketing authorization for the product, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity would not prevent the approval of a similar medicinal product that is shown to be safer, more effective or otherwise clinically superior than the authorized medicinal product, or where the marketing authorization holder consents to the second medicinal product application or cannot supply enough of the authorized medicinal product.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Coverage and Reimbursement

Sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government healthcare program administrative authorities, managed care organizations, private health insurers, and other entities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, MYCAPSSA or any other products we may develop, if approved, may not obtain market acceptance unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

On April 16, 2014, the European Commission adopted the new Clinical Trials Regulation EU No. 536/2014 in an effort to ensure that the rules for conducting clinical trials in the EU will be identical. The new Regulation, among other things, will implement a streamlined application procedure with a single entry point for review, harmonize the process for assessing applications for clinical trials, simplify reporting procedures, and increase transparency regarding clinical trials and their outcomes. It is expected that the new Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Clinical Trials regulation, through an independent audit, which is currently expected to occur in December 2021.

European Union Drug Review and Approval

In the EEA, which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, advanced therapy medicinal products (somatic cell therapy or tissue-engineered products), orphan medicinal products, such as octreotide capsules, and medicinal products containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Concerned Member States).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy and whether the product has a positive benefit to risk profile.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the United Kingdom, and which ended on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, now that United Kingdom legislation has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

Human Capital Management

As of February 26, 2021, we had 85 full-time employees located in the United States and in Israel. While none of our employees are represented by a labor union or party to any collective bargaining agreement, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by extension orders issued by the Israel Ministry of Economy (previously the Israeli Ministry of Trade, Industry and Labor).

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

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, and employment benefits offerings that promote well-being across all aspects of their lives. With our organization’s recent expansion, we have begun to implement programs designed to support employee learning and development. In addition, with the remote working environment during the

COVID-19 pandemic, we began conducting surveys to gauge employee engagement to identify areas of focus where our employees need support. We value our employees and continue to focus on maintaining an engaged and motivated workforce.

Research and Development

During the year ended December 31, 2020, our total research and development expense was $26.8 million compared to $22.5 million and $22.4 million in the years ended December 31, 2019 and 2018, respectively. The increase in 2020 was primarily due to an increase in manufacturing of octreotide capsules to support our U.S. commercial launch, which were expensed prior to FDA approval of MYCAPSSA, costs associated with our disease state registry, scientific literature publications and increased regulatory costs which were offset by a decrease in clinical trial costs. The increase in 2019 was primarily due to an increase in manufacturing, and regulatory costs offset by a decrease in clinical trial costs.

Corporate Information

We were incorporated under the laws of the State of Delaware and commenced business operations in 2001. Our principal executive offices are located at 140 Kendrick Street, Building C East, Needham, MA 02494 and our telephone number is (617) 928-5300. Our website address is www.chiasma.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov. The information contained on our website, or that can be accessed through our website, is not a part of this annual report on Form 10-K and is not incorporated by reference into this Form 10-K.

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

Risks Related to the Development and Potential Regulatory Approval and Commercialization of Octreotide Capsules and any Future Product Candidates

We are substantially dependent on the successful commercialization of MYCAPSSA and, if we are unable to successfully commercialize MYCAPSSA in the United States and obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.

On June 26, 2020, the FDA granted approval of oral octreotide capsules, MYCAPSSA®, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. MYCAPSSA is our only product that has been approved for sale by the FDA. Following FDA approval of our NDA and to secure commercial supply of MYCAPSSA, we submitted our “changes being effected in 30 days” supplement, CBE-30 supplement, to our NDA in June 2020 to provide for the approval of our primary commercial manufacturer of API octreotide acetate and one of its large-scale manufacturing sites. Following the FDA’s acceptance of our CBE-30 supplement for review, in September 2020, we initiated our commercial launch of MYCAPSSA. We have invested a significant portion of our activities and resources toward the development of MYCAPSSA, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize MYCAPSSA in the United States.

Successful commercialization of MYCAPSSA is subject to many risks. We have never, as an organization, launched or commercialized a product before, and there is no guarantee that we will be able to do so successfully with MYCAPSSA for its approved indication. There are numerous examples of other companies that have experienced unsuccessful product launches and failed to meet high expectations of execution and market potential, including pharmaceutical companies with significantly more experience and resources than us.

The future success of MYCAPSSA, including the rate and degree of market acceptance of MYCAPSSA in the United States, will depend on a number of factors, including:

•	the efficacy and safety of MYCAPSSA in a larger number of patients in a non-clinical setting than those demonstrated in our clinical trials;
•	the effectiveness of our sales, marketing and distribution efforts, particularly during the remote, COVID-19 environment;
•	the incidence and prevalence of acromegaly patients in the U.S. that respond to and tolerate treatment with octreotide or lanreotide;
•	the timing of market introduction of MYCAPSSA;
•	our ability to manufacture sufficient commercial supplies of MYCAPSSA in compliance with regulatory requirements;
•	the ability of MYCAPSSA to successfully compete against other products;
•	the acceptance by the medical community and patients of MYCAPSSA as a safe and effective product;
•	the potential and perceived advantages of MYCAPSSA over alternative products;
•	the ability to distinguish safety and efficacy from existing alternatives;
•	the willingness of medical professionals to prescribe and patients to use MYCAPSSA and continue to use MYCAPSSA instead of alternative products;
•	the prevalence and severity of adverse side effects;
•	the convenience of prescribing, administrating and initiating patients on MYCAPSSA;
•	the potential and perceived value and relative cost of MYCAPSSA over alternative products, including generic products or treatments;

•	the availability of coverage and adequate reimbursement and pricing by private and government payors;
•	the successful completion of any clinical trials, regulatory approval and commercialization of MYCAPSSA for one or more label expansion indications; and
•	our ability to enforce our intellectual property rights with respect to MYCAPSSA.

While we are executing our commercial launch plans, we will need to incur significant additional expenses and commit significant additional management time to further develop our commercialization capabilities and to continue hiring, developing and training our sales force in order to successfully coordinate the continued launch and commercialization of MYCAPSSA in the United States. We may not be able to successfully establish these capabilities on our expected timing or at all. Even if we are successful in building out our commercial team and sales force, there are many factors that could cause the launch and commercialization of MYCAPSSA to be unsuccessful and/or delayed, including a number of factors that are outside our control.

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

While the FDA granted approval of MYCAPSSA based on the data included in the NDA, we do not know whether the results when a larger number of patients are exposed to MYCAPSSA, including results related to safety and efficacy, will be consistent with our clinical experience with MYCAPSSA, including the CHIASMA OPTIMAL trial, whichserved as the basis of FDA approval of MYCAPSSA. New data relating to MYCAPSSA, including from any adverse event reports or clinical development for additional indications of oral octreotide capsules, may adversely impact the commercial results and potential of MYCAPSSA. Thus, significant uncertainty remains regarding the potential commercial success of MYCAPSSA. In addition, such new data or any serious or unexpected side effects caused by MYCAPSSA may result in a number of potentially significant negative consequences, including:

•	the FDA could withdraw its approval of MYCAPSSA, impose restrictions on its distribution or require the addition of labeling warnings or restrictions;
•	we could be required to change the way MYCAPSSA is promoted or administered or conduct additional clinical studies;
•	we could be sued and held liable for any harm caused to patients; or
•	our reputation may suffer.

If the commercialization of MYCAPSSA is delayed, unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be materially harmed.

While the FDA granted approval of MYCAPSSA, such approval does not guarantee FDA approval for any future product candidates. FDA approval of MYCAPSSA also does not guarantee that MYCAPSSA will be approved by the FDA for additional indications or by regulatory entities in countries outside of the United States.

The ongoing pandemic of COVID-19, or other similar health crises in the future, could have a material adverse impact on our business, financial condition and results of operations, including our commercialization efforts in the United States.

The outbreak of the novel coronavirus and the COVID-19 disease that it causes has evolved into a global pandemic. To date, the pandemic has led to the implementation of various responses, including quarantines, travel restrictions and other public health safety measures. Certain jurisdictions that began to reopen have reinstated restrictions as the number of COVID-19 cases have increased. We expect that the COVID-19 pandemic will continue to impact our operations and those of our third-party contractors and the ultimate impact on our business and financial results will depend on many factors that are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business and operations, including our ability to successfully commercialize MYCAPSSA in the United States. The pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person participation in meetings. The effects of quarantines and our work-from-home policies may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, the intensification of the pandemic throughout the United States beginning in the fourth quarter of 2020 has made our physician outreach efforts more challenging than anticipated. Historically, the traditional model for commercial sales of medical products has involved in-person meetings with healthcare professionals. Currently, as a result of work and travel restrictions, physician office closures and limitations on access to medical facilities resulting from the pandemic, in-person sales call opportunities with physicians have been limited and many of our sales calls are conducted remotely. Further, demand for MYCAPSSA may also be negatively impacted by the pandemic to the extent patients and physicians decide to delay switching from their current injectable therapy to MYCAPSSA due to limitations on patient-physician interactions or health concerns related to COVID-19. Additionally, prescriptions received for MYCAPSSA currently take longer than anticipated to convert to commercial patients on therapy due to physician office shutdowns and their staffs’ remote working conditions.

With the continued development and fluidity of the COVID-19 pandemic, we cannot predict its full impact on our business. Nevertheless, the COVID-19 pandemic may have a material adverse effect our business, financial condition and results of operations.

If we are unable to obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.

In October 2015, the European Medicines Agency, or EMA, accepted the design, enrollment criteria and required duration of our second Phase 3 trial to evaluate the non-inferiority of octreotide capsules to injectable somatostatin analogs in adult patients with acromegaly. This clinical trial, which is referred to as MPOWERED and was initiated in March 2016, was a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients in Europe, Russia, the United States and certain other countries. This clinical trial was designed to show comparative effectiveness as required by the EMA, to support submission of an MAA and potential approval. In November 2020, we announced positive topline results from the MPOWERED trial, including that the study met its primary non-inferiority endpoint. Based on the positive data from the MPOWERED trial, we expect to submit an MAA to the EMA in mid-2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union. However, the results of the MPOWERED Phase 3 clinical trial may not be acceptable to the EMA to support regulatory approval in the European Union.

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

Other than the June 2015 submission of our NDA for octreotide capsules as a treatment for acromegaly to the FDA and the December 2019 resubmission of our NDA, we have not yet submitted comparable applications to other regulatory authorities. If our development efforts for octreotide capsules, including our ability to obtain EMA regulatory approval, are not successful for the acromegaly indication or are delayed or if adequate demand for octreotide capsules are not generated, our business and ability to generate revenues will be materially harmed. The success of octreotide capsules will depend on the receipt of additional regulatory approvals the issuance of such approvals is uncertain and subject to a number of risks, including the following:

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

Even though we received FDA approval of our NDA for octreotide capsules as a treatment for acromegaly and our CBE-30 supplement, we may still face additional future development and regulatory challenges, each of which could inhibit or preclude our ability to commercialize MYCAPSSA for any indication.

Even though we obtained FDA approval of our NDA for octreotide capsules as a treatment of acromegaly and our CBE-30 supplement for commercial supply of octreotide capsules and even if we obtain additional regulatory approvals for octreotide capsules as a treatment for acromegaly or for other indications we may pursue, or any other product candidates we may develop, they remain subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved by FDA for octreotide capsules, includes some restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance.

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

Our industry is highly competitive and subject to rapid and significant technological change as researchers learn more about diseases and develop new technologies and treatments. Our potential competitors include primarily large pharmaceutical, biotechnology and specialty pharmaceutical companies. We expect octreotide capsules will face competition from established drugs and major brand names and also generic versions of these products. Key competitive factors affecting the commercial success of octreotide capsules and any other product candidates we may develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement and effectiveness of our promotional activities. For example, physicians may choose not to prescribe octreotide capsules because a lower percentage of patients met the criteria for response in our first Phase 3 clinical trial after treatment with octreotide capsules compared to their baseline response rates on injectable therapy, similar data was produced in the CHIASMA OPTIMAL and the MPOWERED clinical trials. Competition could also force us to lower prices or could result in reduced sales.

The standards of care for patients suffering from acromegaly involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Recordati markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. Generic versions of these drugs may also bring additional competition to the treatment landscape. For example, while octreotide LAR and lanreotide currently have no generic competitors in the United States, generic versions are available in some markets in the EU. The launch of generics may also create downward pressure on pricing of branded products and might result in additional controls imposed by payers. In addition, we are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but most involve administration via injection. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Camurus AB received FDA approval of its IND in June 2019 and is currently recruiting two Phase 3 acromegaly trials. In 2020, Crinetics Pharmaceuticals, Inc. announced the completion of a Phase 2 clinical trials to evaluate the safety and efficacy of paltusotine, CRN00808, in acromegaly patients and its intention to meet with the FDA in the first quarter of 2021 and initiate a Phase 3 clinical in the first half of 2021. Crinetics also announced the introduction of a new tablet formulation ready for Phase 3. Paltusotine, CRN00808, is a nonpeptide somatostatin agonist designed to be taken orally once per day. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-LRx, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. In January 2020, Rani Therapeutics (RaniPillTM capsule containing octreotide) announced the completion of a Phase 1 study in 58 healthy volunteers, indicating that the RaniPill performed as designed. Per published reports, Rani Therapeutics plans to conduct additional Phase 1 clinical trials in 2021, with later-stage studies beginning in 2022. We are also aware that Strongbridge Biopharma plc (valdoreotide, or COR-005) may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of the other product candidates in development for acromegaly receive regulatory approval or demonstrate superior clinical results to MYCAPSSA, we may encounter significant difficulties with the commercial prospects for MYCAPSSA.

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

The number of patients suffering from acromegaly is small and has not been established with precision. Our assumptions and estimates regarding prevalence may be wrong. If the actual number of patients in a market where MYCAPSSA is available for sale is smaller than we estimate, our revenue could be adversely affected, possibly materially.

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

MYCAPSSA may not achieve or maintain an adequate level of acceptance by physicians, patients and third-party payors and government payors, and we may not generate sufficient revenue or be able to achieve or sustain profitability.

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

The degree of market acceptance of octreotide capsules will depend on a number of factors, including:

•

the clinical safety, efficacy, tolerability and other factors regarding octreotide capsules observed in our completed, and potential future clinical trials, including relative to injectable somatostatin analogs such as the relative topline data from our MPOWERED trial, and any other treatments available at the time;

•	the relative convenience, number of capsules that need to be taken, requirement to fast before and after each dose of octreotide capsules, and other factors affecting the ease of administration;
•	the prevalence and severity of any adverse effects;
•	the incidence and prevalence of acromegaly patients in the United States that respond to and tolerate treatment with octreotide or lanreotide;
•	the willingness of physicians to prescribe octreotide capsules and complete the necessary payor documentation and of the target patient population to try new therapies and adhere to them;
•	the introduction of any new products that may in the future become available to treat indications for which octreotide capsules may be approved;
•	changes in the clinical or economic profiles of alternative treatments;
•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which octreotide capsules may show utility;
•	pricing and cost-effectiveness, particularly compared to alternative treatments;
•	the effectiveness of our or any future collaborators’ sales and marketing, as well as disease education and awareness programs;
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

In addition, even if we obtain the additional necessary regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize octreotide capsules successfully. Any additional regulatory approval we ultimately obtain may be limited or be subject to restrictions or post-approval commitments that render octreotide capsules not commercially viable. For example, regulatory authorities may approve octreotide capsules for more limited indications than we request, may limit approved usage to narrower patient populations, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve octreotide capsules with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. The data from our completed first Phase 3 clinical trial that demonstrated acromegaly symptom improvements in patients who completed the trial, was not included in the FDA-approved label, and the CHIASMA OPTIMAL trial was not designed to, and did not, demonstrate validated symptom improvement data. While the MPOWERED trial employs a validated treatment satisfaction questionnaire for patient completion, the final symptom and treatment satisfaction data may be inconclusive or not supportive of oral octreotide capsules compared to the standard of care somatostatin analog injectables. Any of the foregoing could harm the commercial prospects for octreotide capsules.

Even if octreotide capsules are approved and commercialized in one or more additional geographies in addition to the United States, they may not achieve and maintain an adequate level of acceptance by physicians, healthcare payors and patients, and we may not generate sufficient revenue or be able to achieve or sustain profitability. Any concerns about or negative perception of octreotide capsules or the clinical data of octreotide capsules within the patient or medical communities could significantly impact market adoption and commercial performance of octreotide capsules, even with the FDA approval to commercialize in the United States and if we are able obtain regulatory approval to commercialize in the European Union in the future. The perception of octreotide capsules within the patient and medical communities could be negatively impacted by clinical data from future clinical studies or by real-world data on acromegaly treatments, such as the data that we expect will be generated from our disease state registry for acromegaly. Our revenue and profitability may also be delayed during the potential period of time when commercial third-party payors and government payors are becoming familiar with octreotide capsules and patients are transitioning from injected alternatives to octreotide capsules. Our efforts to educate the medical community, patients and third-party payors on the benefits of octreotide capsules may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for octreotide capsules decreases, we may not generate sufficient revenue.

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

We have only recently hired U.S.-based sales, marketing and market access personnel and expect to hire additional personnel. We have not engaged a partner to commercialize octreotide capsules in the United States, and, therefore, we currently rely on our sales and marketing infrastructure to support commercial launch in the United States. Our sales, market access and marketing teams are limited in size and have worked together for only a limited period during our ongoing commercial launch of octreotide capsules. We cannot guarantee that we will be successful in gaining and maintaining coverage and or reimbursement with payers for MYCAPSSA, driving utilization of octreotide capsules in the United States or otherwise successfully commercializing MYCAPSSA. We may not be able to establish an effective direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales, market access and marketing personnel. Factors that may inhibit our efforts to successfully commercialize octreotide capsules in the United States ourselves include:

•	our inability to effectively engage with key constituents in the acromegaly community, including physician, patients and payors, in part due to the COVID-19 pandemic;
•	our inability to recruit and retain adequate numbers of effective sales, market access and marketing personnel;

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

We may need to grow the size of our organization in order to further establish our sales and marketing infrastructure, which is vital to our ability to successfully commercialize octreotide capsules, and we may experience difficulties in achieving and managing this growth.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of February 26, 2021, we had 85 full-time employees. We have established sales and marketing infrastructure but as our development and commercialization plans and strategies evolve, we may need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

We will need to maintain an effective healthcare compliance program to support the sales and marketing of an approved drug in a manner that is compliant with applicable laws and regulations.

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

Even though we obtained marketing approval of MYCAPSSA in the United States and we may obtain additional marketing approvals of octreotide capsules or any future product candidates we may develop, we will be subject to ongoing obligations and continued regulatory review, including with respect to the advertising and promotion of any product candidate that obtains approval.

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

The manufacture and packaging of pharmaceutical products, such as octreotide capsules are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the API, for octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, in the CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers. In addition, we did not reference in the resubmitted and recently approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. Accordingly, in order to have supply of MYCAPSSA available for the commercial launch, we had to submit a CBE-30 manufacturing supplement to the FDA and obtain the FDA’s approval of the CBE-30, which we obtained in December 2020. In addition, in order to secure an additional commercial source of API, we submitted a prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. This manufacturing supplement was accepted for review by the FDA in January 2021, and the FDA set a PDUFA target date in the second quarter of 2021 for the completion of its review. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s review of our prior approval supplement currently under review. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer such as those we proposed in our prior approval supplement, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMP requirements. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could adversely affect the commercial launch of our product. In addition, the timing of the FDA’s review process related to our prior approval supplement and the outcome of such review are inherently uncertain, and we can provide no assurances that this will be approved in a timely manner or at all.

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

MYCAPSSA and other products we may develop may not be commercially viable if we fail to obtain coverage and an adequate level of reimbursement for these products from governmental payors, including Medicare and Medicaid programs, private insurers, and other third-party payors. The market for octreotide capsules and other products we may develop may also be limited by the indications for which their use may be reimbursed.

The availability of coverage and adequate levels of reimbursement by governmental and other third-party payors will affect the market for MYCAPSSA and subsequent products that we may develop, if any. These third-party payors continually attempt to contain or reduce the costs of health care, such as by challenging the prices charged for medical products and services and by applying value assessments to clinical outcomes using different safety and efficacy standards than used for marketing approval by the FDA and the EMA.

In the United States, we will seek to obtain reimbursement for MYCAPSSA from third-party payors. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were enacted in 2010 with the passage of the Affordable Care Act, or the ACA. These reforms could significantly reduce payments from Medicare and Medicaid in the future. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from governmental payors, private insurers and other third-party payors for MYCAPSSA and any other potential products we may pursue. Some of these changes and proposed changes could result in reduced reimbursement rates for MYCAPSSA and any other potential products we may pursue, which would adversely affect our business strategy, operations and financial results.

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

We have determined a wholesale acquisition cost, or WAC, for MYCAPSSA that increases linearly in accordance with the approved dosing levels of MYCAPSSA – 40mg, 60mg, or 80mg per day. Octreotide and lanreotide product pricing is also dose dependent, and have lower WAC prices at certain dose levels. We expect that private insurers will consider the efficacy, cost effectiveness and safety of MYCAPSSA as well as the relative pricing of competing injectable somatostatin analogs in determining whether to provide reimbursement for MYCAPSSA and at what level. Obtaining these additional approvals for reimbursement can be a time-consuming and expensive process. Even though we received regulatory approval to market MYCAPSSA in the United States, our business would be harmed if we do not receive approval of reimbursement of MYCAPSSA from third-party payors on a timely or satisfactory basis. Medicare does not cover particular drugs if it determines that they are not “reasonable and necessary” for its beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be harmed if Medicare, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of MYCAPSSA.

Our business could also be harmed if governments, private insurers, Medicare, Medicaid or other reimbursing bodies or payors limit the indications for which MYCAPSSA will be reimbursed to a smaller set than we believe it is safe and effective in treating, or establish a limitation on the frequency with which MYCAPSSA may be administered that is less often than we believe would be safe and effective, or establish a limitation on dose that is lower than we believe would be safe and effective. In addition, even if we receive additional regulatory approvals, regulatory authorities may introduce significant restrictions to the label for MYCAPSSA in an effort to address certain concerns about the product or product candidate, including concerns raised during any review of data from the MPOWERED trial. Any such restrictions or potential reservations about efficacy expressed by regulatory authorities or within the medical community could significantly impact reimbursement, market adoption and commercial performance of MYCAPSSA.

We expect to experience pricing pressures in connection with the sale of MYCAPSSA and any future product candidates we may develop, if required regulatory approvals are obtained, due to healthcare reforms, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, additional legislative proposals, competitive pricing pressures, including potential generic entrants, and the economic health of companies. If coverage and reimbursement for our products are unavailable, or are limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

In Europe and many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control, and each country has a different reviewing body that evaluates reimbursement dossiers submitted by holders of marketing authorizations for new drugs. That governing body then makes recommendations as to whether or not the drug should be reimbursed and will often consider the reimbursement levels of competing marketed standards of care. For example, injectable somatostatin analogs currently marketed in the European Union are reimbursed at levels that are far less than in the United States on a per patient, per year basis. The pricing of MYCAPSSA in the European Union, if approved, will likely be determined by government payors following an assessment of the relative efficacy, safety and benefits of MYCAPSSA versus standard of care somatostatin analog injections. We believe the data from the MPOWERED trial will provide the information required to make these assessments. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate, such as MYCAPSSA, to other available therapies. Future U.S. pharmaceutical pricing regulations may require that the U.S. price for MYCAPSSA be referenced to the lower or lowest price levels of the product, or competing somatostatin analogs, as set in other ex-U.S. countries, which reference pricing impact could significantly harm our business.

We plan to rely on a limited number of specialty pharmacies for distribution of MYCAPSSA in the United States, and the loss of a specialty pharmacy or its failure to distribute MYCAPSSA effectively would materially harm our business.

MYCAPSSA is currently only available for distribution in the United States through one specialty pharmacy and we expect to engage only a limited number of specialty pharmacies as we further develop our distribution network. The use of a limited network may increase the challenge of obtaining payor reimbursement coverage. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

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

Our development, regulatory and commercialization strategy for octreotide capsules continues to depend, in part, on published scientific literature and prior findings regarding the safety and efficacy of approved products containing octreotide.

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

We designed our nonclinical and clinical programs to seek regulatory approval for octreotide capsules for registration filing in the United States using the FDA’s 505(b)(2) regulatory pathway and using the hybrid application pathway in the European Union. Our NDA for which we received FDA approval of octreotide capsules as a treatment for acromegaly relied, and we intend that our planned MAA will rely, in part, on previous findings of safety and efficacy for an approved immediate-release injectable octreotide product and published scientific literature for which we have not received a right of reference. Even though we designed our development programs to take advantage of Section 505(b)(2) and the hybrid application pathway to support potential regulatory approval of octreotide capsules in the United States and the European Union and obtained FDA approval of our NDA for octreotide capsules as a treatment for acromegaly, if we submit an MAA to the EMA based on the results of the MPOWRED trial, the EMA may require us to perform additional clinical trials or measurements to support approval over and above the clinical trials that we have already completed or initiated. The EMA also may determine that we have not provided sufficient data to justify reliance on prior investigations involving the approved immediate-release injectable octreotide product.

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

We may be unable to obtain and maintain orphan drug designation or exclusivity for oral octreotide or future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

Conducting clinical trials and developing drugs is a lengthy, time consuming and expensive process. For example, we incurred significant expenses in developing and obtaining the FDA’s approval of octreotide capsules for the treatment of acromegaly with no guarantees that doing so would result in such an approval and we expect to continue to incur significant expenses to seek a potential regulatory approval in the European Union and our planned MAA to the EMA based on the results of the MPOWERED trial. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, and we will continue to be subject to these risks. Failure can occur at any time during the clinical trial process and results of past, current or future trials can adversely affect prospects of securing regulatory approval or regulatory approvals previously received.

The results of nonclinical studies and prior clinical trials may not be predictive of the results of future clinical trials. The results of our completed clinical trials for octreotide capsules in acromegaly, including the CHIASMA OPTIMAL Phase 3 trial, do not ensure that future clinical trials will also generate comparable results. Among other considerations, these trials may be designed in a way that is different from our completed clinical trials. For example, the EMA required that we use multiple time points in the Phase 3 clinical trial that we initiated in March 2016 rather than a single time point for the primary endpoint determination used for our initial Phase 3 clinical trial. While the EMA agreed that we use the same cut off as used in our first Phase 3 clinical trial of IGF-1 < 1.3 times the upper limit of normal as the threshold for response, the FDA agreed that we use IGF-1 ≤ 1.0 times the upper limit of normal in the CHIASMA OPTIMAL trial. The fact that we have not used such endpoints previously for regulatory submissions outside the United States introduces an additional level of uncertainty in the ability for the data from the MPOWERED Phase 3 clinical trial to support regulatory approval from the EMA. We cannot provide assurance that the FDA or EMA will view the results as we do or that any of our future trials of octreotide capsules or any clinical trials we may conduct for other indications, if any, will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and prior clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in prior trials.

Despite the results reported in earlier nonclinical studies and clinical trials for octreotide capsules for the treatment of acromegaly, any current or future clinical trial results of octreotide capsules may not be successful in acromegaly, or any other indication, if studied. A number of factors could contribute to a lack of favorable safety and efficacy results for octreotide capsules for acromegaly or other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period, and varying patient characteristics, including demographic factors and health status. If later-stage clinical trials do not produce favorable results, it will raise substantial doubt about our ability to achieve regulatory approval of octreotide capsules for the treatment of acromegaly or other indications.

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

Delays in the completion of any clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or negative findings in those trials, could significantly increase our product development costs and jeopardize our ability to commercialize octreotide capsules. The completion of any clinical trials we may conduct could be delayed for a number of other reasons, including delays related to:

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we were enrolling patients in the United States, Russia, Europe and other countries, we were not permitted to enroll patients from our prior clinical trials in our MPOWERED Phase 3 clinical trial to support MAA submission and approval in the European Union. The same limitation was true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial.

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
•

possibility of being randomized back to current injectable therapies, such as was the case in the MPOWERED trial, or rescued back to current injectable therapies following a loss of biochemical and symptom control, such as was the case in the CHIASMA OPTIMAL trial;

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
•

pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs. We expect our branded pharmaceutical sales to continue to constitute a small portion of the total federal health program pharmaceutical market, and therefore do not expect this annual assessment to have a material impact on our financial condition.

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

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, we did not reference in our approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. We expect that our suppliers will be subject to additional regulatory inspections in the future, including in connection with the FDA’s ongoing review of our prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. There can be no assurances that our suppliers will pass all necessary inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules. Any inspections may be delayed as a result of the COVID-19 pandemic. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to effectively terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. We may also be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Furthermore, a contract manufacturer may possess technology related to the manufacture of our product candidate that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture our products or product candidates. In addition, in the case of the contract manufacturers that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. If our current manufacturers, or any alternate manufacturer, of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished octreotide capsules product or should cease doing business with us, we could experience significant interruptions in the supply of octreotide capsules or may not be able to create a supply of octreotide capsules at all.

Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or their inability to increase and maintain their capacity to meet our commercial demand, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that are necessary to qualify a new API or finished product manufacturer or to qualify a new or existing site for a current manufacturer, which we are pursuing with the prior approval supplement currently under review by the FDA for a planned additional source of commercial API, we could experience significant interruptions in the supply of octreotide capsules if such regulatory qualifications are withheld or delayed, especially if we decided to transfer the manufacture of API or finished octreotide capsules to one or more alternative manufacturers in an effort to deal with any manufacturing, qualification or other difficulties. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.

Any manufacturing problem or the loss of a contract manufacturer or our failure to obtain FDA approval of our prior approval supplement could be disruptive to our operations and, if our products receive marketing approval, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture octreotide capsules. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacturers caused by problems at suppliers could delay shipment of octreotide capsules and increase our cost of goods sold and result in lost sales. Furthermore, on March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed product, our results could be materially impacted.

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

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock, our revenue interest financing agreement and, to a lesser extent, the issuance of convertible notes. As of December 31, 2020, our cash, cash equivalents and marketable securities were $135.4 million. Since inception, we have incurred significant operating losses. Our net loss was $74.8 million for the year ended December 31, 2020 and $36.3 million for the year ended December 31, 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $347.7 million.

We have one product approved for commercialization and have generated only limited product revenue to date. We expect to incur operating losses for at least the next several years. Past operating losses, combined with expected future operating losses, have had and will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We expect to incur significant additional costs to support our commercial launch efforts, to pursue regulatory approvals, and to manufacture and commercialize octreotide capsules. In addition, we will continue to incur additional costs associated with operating as a public company. As a result of these and other factors, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, when we will become profitable, if at all, or whether we will have the funds necessary to continue as a standalone business in the long term.

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

We have not generated substantial revenue from any commercial products and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We obtained FDA approval of octreotide capsules for the treatment of acromegaly in June 2020 and commenced our commercial launch in September 2020. We have no history of commercializing products and, to date, have only generated limited revenue from the sale of any commercial product. Unless and until the necessary regulatory approvals outside the U.S. or for any future product candidates we may develop are obtained, we may not be able to generate sufficient revenue to attain profitability. In addition, our ability to generate profits after the FDA approval of octreotide capsules for the treatment of acromegaly or other regulatory approvals of octreotide capsules or any product candidates we may develop is subject to our ability to obtain and maintain regulatory approval of our planned commercial contract manufacturers and manufacturing sites, to contract for the manufacture of commercial quantities of our product candidates at acceptable cost levels and establish sales, market access and marketing capabilities or identify and enter into one or more strategic collaborations to effectively market and sell any approved product candidate.

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

We have a limited operating history and no history of successfully commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Although we commenced operations in 2001, our operations to date have been largely focused on developing octreotide capsules, including undertaking nonclinical studies and conducting clinical trials, and preparing for the commercial launch of octreotide capsules in the United States. Our oral octreotide capsules product is our only product for which we have conducted clinical trials and obtained a regulatory approval. We have completed three Phase 3 clinical trials to date with octreotide capsules in acromegaly. In June 2020, we obtained FDA approval of octreotide capsules for the treatment of acromegaly. We have a limited history of obtaining regulatory approvals and have not yet demonstrated our ability to successfully obtain regulatory approvals outside the United States, repeatedly manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales, market access and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

Our business will require additional capital that we have not yet secured. In the short term, we expect our manufacturing costs and selling, general and administrative expenses to increase as we to continue to establish the infrastructure and manufacture the commercial supply to support our ongoing commercial launch of octreotide capsules in the United States. We will also continue to incur research and development expenses as we continue the open-label extension portions of our CHIASMA OPTIMAL clinical trial and our MPOWERED clinical trial, undertake activities to support the planned submission of an MAA to the EMA for regulatory approval of octreotide capsules in the European Union for acromegaly, and pursue early clinical development of one or more potential pipeline candidates using our TPE platform technology. Because the outcome of any clinical trial, regulatory approval process and commercialization effort is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of oral octreotide capsules or any future product candidates we may develop. We may be unable to raise capital when needed or on attractive terms, or to enter into collaboration agreements, which could force us to delay, limit, reduce or terminate our product development efforts or our commercial launch of oral octreotide capsules.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	our efforts to obtain FDA approval of our prior approval supplement for an additional commercial API manufacturing source;
•	the amount of our future operating losses;
•	the costs associated with establishing and maintaining the infrastructure to support our commercial launch of octreotide capsules;
•	the timing of approvals, if any, of octreotide capsules in additional jurisdictions;

•	the need and cost of conducting one or more additional clinical trials for octreotide capsules and any future product candidates;
•	the amount of our research and development, marketing, selling and general and administrative expenses;
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

Changes in tax law could adversely affect our financial condition and results of operations.

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since we were founded, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Risks Related to Our Business and Industry

Pandemics, such as the ongoing COVID-19 pandemic, could have an adverse impact on our business and our financial condition.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial and development personnel. As of February 26, 2021, we have a total of 85 full-time employees. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and, together with our other compensation programs and benefits, may at any time be insufficient to counteract more lucrative offers from other companies.

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

In addition, with the FDA approval and commercial launch of octreotide capsules, we may need to hire additional qualified technical, commercial, medical and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Other biopharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize octreotide capsules and any future product candidates we may develop would be impaired and could adversely affect our growth and financial performance.

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

Since shares of our common stock were sold in our IPO in 2015, our stock price has reached a high of $30.52 per share and a low of $1.20 per share through February 26, 2021. Although our common stock is listed on The NASDAQ Global Select Market, an active public market for our common stock may not emerge or be sustained, and our stock price may continue to be volatile.

In addition, the market price for our common stock may fluctuate significantly in response to a number of factors, including:

•	our efforts to secure FDA approval of our prior approval supplement for an additional planned commercial manufacturer of API for octreotide capsules;
•	our efforts to secure marketing approval for octreotide capsules in the EU;
•	the timing and results of any future clinical trials we may conduct, or changes in the development status of octreotide capsules or any other product candidates we may develop;
•

any delay in our regulatory filings for octreotide capsules or any other future product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive additional regulatory approvals of octreotide capsules or failure to maintain our existing FDA approval of octreotide;
•	changes in laws or regulations applicable to octreotide capsules or any other future product candidates, including clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate supply of clinical trial material or for any approved drug or inability to do so at acceptable prices;
•	our inability to acquire products or technologies or establish strategic collaborations, if needed;
•	failure to successfully commercialize octreotide capsules or any other future product candidates, if approved;
•	our ability to obtain market adoptions and coverage and adequate reimbursement from third-party payors for octreotide capsules or any other future product candidates, if approved;
•	unanticipated serious safety concerns related to the use of octreotide capsules or any other future product candidates;
•	our ability to effectively manage our operations or changes in organizational structure;
•	the size and growth of our initial target markets;
•	actual or anticipated variations in our operating results;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
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

At December 31, 2020, we had federal operating loss, or NOL, carryforwards of approximately $288.6 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal NOL carryforwards generated in 2018 and after have an unlimited carryforward period. At December 31, 2020, we had state NOLs of approximately $234.4 million which expire at various dates through 2039. At December 31, 2020, there were no NOL carryforwards in our Israeli subsidiary.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, substantial changes in our ownership may limit the amount of federal NOL carryforwards that can be utilized annually in the future to offset our U.S. federal taxable income. Specifically, this limitation may arise in the event that the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. For example, following a Section 382 ownership change identified in 2020, we expect that approximately $96.7 million of our Federal NOLs will expire unutilized. NOLs generated after December 31, 2017 are not subject to expiration, and generally may not be carried back to prior taxable years except that, under the CARES Act, NOLs generated in 2018, 2019, and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such federal NOLs is limited to 80% of our taxable income in any future taxable year.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and other activities associated with being a public company.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2020, we had 57,815,596 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 8,378,060 shares subject to outstanding options awarded as incentive compensation, including under our stock option plans, the 1,033,460 shares reserved for future issuance under our stock option plans and the 8,156,373 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Shortly following our IPO, four securities analysts initiated coverage on our company. Following the receipt of the CRL to our original NDA from the FDA, each of these analysts downgraded their ratings on and lowered their price targets for our stock, and all four of the analysts either since dropped coverage or discontinued coverage following their departure from their employer. As of February 26, 2021, five securities analysts, including one of the original four analysts, provide coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, where our principal executive and administration functions are primarily located is, a subleased facility in Needham, Massachusetts. Our Needham sublease expires in October 2022. In addition, our international operations are headquartered in a leased facility located in Ness Ziona, Israel, where our development and supply chain operational functions are primarily based. Our Ness Ziona lease expires in December 2021. Based on our current operating plans, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “CHMA” on July 16, 2015.

Holders of Record

On February 26, 2021, the closing price per share of our common stock was $3.89 as reported on the NASDAQ Global Market, and we had approximately 14 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock with the NASDAQ US Composite Index, the NASDAQ Biotechnology Index for the period covering from our IPO date of July 16, 2015, through the end of our fiscal year ended December 31, 2020. The graph assumes an investment of $100.00 made on July 16, 2015, in (i) our common stock, (ii) the stocks comprising the NASDAQ US Composite Index, and (iii) stocks comprising the NASDAQ Biotechnology Index. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The graph assumes our closing sale price on July 16, 2015 of $20.00 per share as the initial value of our common stock and not the initial offering price to the public of $16.00 per share.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Chiasma, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Chiasma, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Chiasma, Inc.	9.96	8.69	15.89	25.34	22.23
NASDAQ Composite	108.87	141.13	137.12	187.44	271.64
NASDAQ Biotechnology	78.65	95.67	87.19	109.08	137.90

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

There were no repurchases of shares of common stock made during the year ended December 31, 2020.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands except share and per share data)
Consolidated Statement of Operations Data
Product revenue, net	$1,106	$—	$—	$—	$—
Cost of goods sold	61	—	—	—	—
Gross profit	1,045	—	—	—	—
Operating expenses:
Selling, general and administrative	44,892	15,122	9,974	9,146	21,815
Research and development	26,802	22,457	22,362	17,948	31,317
Restructuring charges	—	—	—	1,038	8,179
Total operating expenses	71,694	37,579	32,336	28,132	61,311
Loss from operations	(70,649)	(37,579)	(32,336)	(28,132)	(61,311)
Interest and other income, net	1,826	1,543	1,044	716	547
Interest expense	(5,872)	—	—	—	—
Loss before income taxes	(74,695)	(36,036)	(31,292)	(27,416)	(60,764)
Provision (benefit) for income taxes	84	284	(31)	(590)	347
Net loss	$(74,779)	$(36,320)	$(31,261)	$(26,826)	$(61,111)

Earnings per share attributable to common stockholders
Basic	$(1.43)	$(1.06)	$(1.28)	$(1.10)	$(2.51)
Diluted	$(1.43)	$(1.06)	$(1.28)	$(1.10)	$(2.51)

Weighted-average shares outstanding:
Basic	52,234,945	34,204,284	24,399,706	24,366,681	24,319,443
Diluted	52,234,945	34,204,284	24,399,706	24,366,681	24,319,443

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$15,462	$27,855	$13,060	$14,603	$37,013
Marketable securities	119,959	64,520	28,602	52,336	55,971
Accounts receivable	538	—	—	—	—
Inventory	10,955	—	—	—	—
Current assets	153,358	96,256	62,187	68,707	95,094
Total assets	176,338	98,826	63,256	69,883	96,756
Current liabilities	16,731	11,375	28,627	6,745	8,400
Deferred royalty obligation	63,548	—	—	—	—
Long-term liabilities	4,274	1,682	505	664	2,631
Total liabilities	84,553	13,057	29,132	7,409	11,031
Total stockholders' equity	91,785	85,769	34,124	62,474	85,725

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a commercial-stage biopharmaceutical company focused on improving the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer, or TPE®, technology platform, we seek to develop oral medications that are currently available only as injections. On June 26, 2020, the U.S. Food and Drug Administration, or the FDA, approved MYCAPSSA® (octreotide) capsules for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. We commenced our U.S. commercial launch of MYCAPSSA in September 2020. MYCAPSSA is the first and only oral somatostatin analog, or SSA, approved by the FDA and the first product approved by the FDA utilizing our TPE technology. The FDA approval of MYCAPSSA was based on the positive results of the randomized, double-blind, placebo-controlled, nine-month Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules, which met the primary endpoint and all four secondary endpoints, as well as safety data from all of our Phase 3 clinical trials of MYCAPSSA. We are focused on the commercialization of MYCAPSSA for the treatment of patients with acromegaly in the United States and developing and seeking regulatory approval of MYCAPSSA in the European Union.

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

We conducted an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union. The MPOWERED trial was a randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The European Medicines Agency, or EMA, requested that a minimum of at least 80 patients who are responders to octreotide capsules following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. The primary endpoint of the MPOWERED trial was the proportion of patients who are biochemically controlled throughout the randomized, controlled phase of the study, defined as a time weighted average of IGF-I < 1.3 ULN. In November 2020, we announced positive topline results from the MPOWERED trial, including that the study met its primary non-inferiority endpoint. Based on the positive data from the MPOWERED trial, we expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in mid-2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union.

In 2020, we commenced enrolling patients in the first industry-sponsored disease state registry for acromegaly in the United States known as the Management of Acromegaly Registry, or MACRO Registry. The MACRO Registry is designed to enroll patients from over 40 planned clinical sites in the United States and collect real-world data on treatment burden and effectiveness of various acromegaly treatments.

We were incorporated in 2001 and commenced active operations in the same year. Historically, our operations have been limited to organizing and staffing our company, business planning, raising capital, developing our TPE technology, identifying potential drug candidates, undertaking nonclinical studies and, beginning in 2010, conducting clinical trials and preparing for regulatory submissions. Beginning in 2020, we have commenced commercial operations to support the U.S. commercial launch of MYCAPSSA. We have completed public offerings of common stock and pre-funded warrants in which we have raised an aggregate $266.5 million, including our initial public offering in July 2015. In April 2020, we entered into a Revenue Interest Financing Agreement, or the

Revenue Interest Financing Agreement, with Healthcare Royalty Partners IV, L.P., or HCR, for up to $75.0 million. As of December 31, 2020, our consolidated cash, cash equivalents and marketable securities were $135.4 million, of which $0.7 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary. In April 2020, we entered into an Open Market Sales Agreement, or ATM Agreement, for “at the market offerings” under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

We have incurred significant operating losses since our inception. Our net loss was $74.8 million and $36.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $347.7 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We plan to invest in our U.S. commercial launch and the manufacturing of octreotide capsules for market consumption including manufacturing scale-up activities, and transitioning the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, and MACRO Registry. In addition, we plan to prepare and submit an MAA to the EMA, seeking potential regulatory approval or oral octreotide as a treatment for acromegaly in the European Union in mid-2021.

Due of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through equity financings. We may also opportunistically consider license and collaboration agreements with potential partners or convertible debt financing to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our development opportunities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize MYCAPSSA in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.

COVID-19 Update

In March 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We continue to closely monitor the impact of COVID-19 on our business and have implemented steps to ensure the well-being of our employees as well as the patients and health care professionals involved in the disease state registry for acromegaly that we have sponsored. We have not observed any significant disruptions to our manufacturing supply chain to date due to the pandemic. However, the pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person participation in meetings. In addition, the intensification of the pandemic throughout the United States beginning in the fourth quarter of 2020 has impacted physician outreach efforts across the biopharmaceutical industry. As with other commercial companies, we are experiencing the effects in our business, as the pandemic continues to force office closures, reduce in-person physician and patient interactions as well as in-person sales call opportunities. Additionally, prescriptions received for MYCAPSSA take longer than anticipated to convert to commercial patients on therapy due to physician office shutdowns and their staffs’ remote working conditions. We are monitoring developments carefully and leveraging available technologies at our disposal to adjust to the pandemic challenges that we currently face, including increasing our digital promotion and engagement efforts and equipping and training our salesforce to conduct remote interactions.

Commercial Manufacturing Supply

We began implementing launch readiness plans in 2019 in preparation for a commercial launch of MYCAPSSA capsules in the United States, pending the FDA’s approval of our NDA. Following FDA approval of our NDA and to secure commercial supply of MYCAPSSA, we submitted our “changes being effected in 30 days” supplement, CBE-30 supplement, to our NDA in June 2020 to provide for the approval of our primary commercial manufacturer of generic active pharmaceutical ingredient, or API, octreotide acetate and one of its large-scale manufacturing sites. Following the FDA’s acceptance of our CBE-30 supplement for review, in September 2020, we began to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement was pending. The FDA approved the CBE-30 supplement in December 2020. At this time, we expect to continue to have sufficient commercial supply of MYCAPSSA to support our commercial launch.

In order to secure an additional commercial source of API, we submitted a prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. This manufacturing supplement was accepted for review by the FDA in January 2021 and the FDA set a PDUFA target date in the second quarter of 2021 for the completion of its review.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, information technology, legal, marketing, patient services, sales, medical affairs and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our selling, general and administrative personnel and professional fees for auditing, tax, and corporate, litigation, and intellectual property-related legal services.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical and pre-approval manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including pre-approval manufacturing expenses, manufacturing of clinical trial material, manufacturing process development and validation, regulatory and clinical activities, and our TPE platform. Now that MYCAPSSA has been approved by the FDA, manufacturing costs related to the production of commercial supplies of MYCAPSSA are no longer captured in research and development expense but are capitalized to inventory. We expense research and development costs as incurred.

We have limited research and discovery functions and are currently not materially investing in those areas. We have focused our resources on the clinical development of octreotide capsules, including our two international Phase 3 trials, CHIASMA OPTIMAL and MPOWERED. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to transition the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, as well as continue the MACRO Registry.

Interest and Other Income, Net

Interest and other income, net consists of changes in the fair value of the embedded derivative liabilities related to our Revenue Interest Financing Agreement, in addition to interest income earned on our investments.

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

Results of Operations

Comparison for the Years Ended December 31, 2020 and 2019

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Product Revenue, Net

	2020	2019	$ Change	% change
	($ in thousands)
Product revenue, net	$1,106	$—	$1,106	*

* Not a meaningful percentage

Product revenues, net represent U.S. sales from MYCAPSSA, which was approved by the FDA in June 2020 which we began selling in September 2020.

Cost of Goods Sold

	2020	2019	$ Change	% change
	($ in thousands)
Cost of goods sold	$61	$—	$61	*

* Not a meaningful percentage

All product costs incurred prior to FDA approval of MYCAPSSA in June 2020 were expensed as research and development expenses. As a result, our cost of goods sold primarily consist of our costs associated with final packaging and manufacturing overhead. We expect our cost of goods sold will be significantly reduced during 2021, as we sell through certain inventory, including the API related costs, that was expensed prior to FDA approval in June 2020.

Selling, General and Administrative

	2020	2019	$ Change	% change
	($ in thousands)
Selling, general and administrative	$44,892	$15,122	$29,770	197%

For the year ended December 31, 2020, our general and administrative expenses increased by $29.8 million to $44.9 million. This increase was primarily due to our pre- and post-approval commercialization activities of $18.3 million, an increase in compensation-related expenses and increased other administrative costs to support the commercialization of MYCAPSSA in the United States.

Research and Development

	2020	2019	$ Change	% change
	($ in thousands)
Research and development	$26,802	$22,457	$4,345	19%

During the year ended December 31, 2020, our total research and development expenses increased by $4.3 million to $26.8 million. This increase was primarily due to an increase in costs associated with manufacturing of octreotide capsules to support our planned U.S. commercial launch, which costs were expensed as research and development prior to FDA approval of MYCAPSSA, costs associated with our disease state registry and scientific literature publications and increased regulatory costs which were offset by a decrease in clinical trial costs.

Interest and Other Income, net

Interest and other income, net totaled $1.8 million for the year ended December 31, 2020, compared to $1.5 million for the year ended December 31, 2019, an increase of approximately $0.3 million. The increase was primarily driven by changes in fair value of the embedded derivative liabilities related to our Revenue Interest Financing Agreement, which was partially offset by decreased interest income over the prior year. Interest income declined due to a decrease in the interest rate yield on our cash equivalents and marketable securities which was only partially offset by the increase of our cash equivalents and marketable securities.

Interest Expense

Interest expense totaled $5.9 million for the year ended December 31, 2020, primarily driven by interest expense related to our Revenue Interest Financing Arrangement which was entered into in April 2020.

Provision for Income Taxes

Our total tax provision was less than $0.1 million for the year ended December 31, 2020, representing an effective tax rate of (0.1%), as compared to a tax provision of $0.3 million for the year ended December 31, 2019, representing an effective tax rate of (0.8%).

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

Comparison for the Years Ended December 31, 2019 and 2018

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

Selling, General and Administrative

				Percent
	2019	2018	$ Change	change
	($ in thousands)
Selling, general and administrative	$15,122	$9,974	$5,148	52%

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

Interest and Other Income, net

Interest and other income totaled $1.5 million for the year ended December 31, 2019, compared to $1.0 million for the year ended December 31, 2018, an increase of approximately $0.5 million. The increase was driven by the increase of our cash equivalents and marketable securities and an increase in the interest yield on our cash equivalents and marketable securities.

Provision (Benefit) for Income Taxes

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

Liquidity and Capital Resources

In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, to fund our operations, we completed a follow-on public offering of common stock in which we raised $34.5 million in gross proceeds, or $32.2 million in net proceeds after underwriting fees and offering expenses. In August 2019, to fund our operations, we completed a follow-on public offering of common stock in which we raised $55.9 million in gross proceeds, or $52.3 million in net proceeds after underwriting fees and offering expenses. In July 2020, we completed a follow-on public offering, which consisted of common stock and pre-funded warrants in which we raised an additional $75.5 million in net proceeds to finance our operations. In April 2020, we entered into the Revenue Interest Financing Agreement with HCR for up to $75.0 million. We received $65.0 million, less certain transaction expenses, in 2020. The remaining $10.0 million of funding is not available until early 2022 and is contingent upon the achievement of a revenue milestone and customary closing conditions. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. In April 2020, we also entered into the ATM Agreement with Jefferies, which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement. As of December 31, 2020, our cash and cash equivalents were $15.5 million, of which $0.7 million was held by our Israeli subsidiary. In addition, as of December 31, 2020, we have $120.0 million invested in short-term marketable securities.

Plan of Operations and Future Funding Requirements

We expect that our primary uses of capital will be associated with the commercialization of MYCAPSSA in the United States and the manufacturing of octreotide capsules for market consumption, seeking regulatory approval of octreotide capsules in the European Union, including clinical trial costs (including our transition of the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, and the continuation of our MACRO Registry), medical affairs activities, legal and regulatory expenses related to seeking regulatory approval of octreotide capsules in the European Union, compensation and related expenses, third-party clinical development services, and other general operating costs.

We currently expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations, as currently planned, through at least one year from the filing of this Annual Report. We cannot estimate the actual amounts necessary to successfully commercialize MYCAPSSA in the United States and complete the development and successfully commercialize octreotide capsules in the European Union, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, access and reimbursement, sales and distribution, for octreotide capsules and any other future product candidates for which we receive marketing approval;

•	proceeds, if any, received from commercial sales of octreotide capsules and any future product candidates for which we receive marketing approval;
•	the costs, timing and outcome of the development and regulatory review of octreotide capsules and our second manufacturing supplement;
•	the progress and results of our clinical trials of octreotide capsules or any future clinical trials or studies we may conduct;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we develop, acquire or in-license other product candidates and technologies or explore or consummate other strategic transactions.

We filed a $200.0 million shelf registration statement on Form S-3 with the SEC in September 2019, which the SEC declared effective in September 2019. In April 2020, we entered into the ATM Agreement with Jefferies, under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any shares of common stock under the ATM Agreement. In July 2020, we completed a follow-on public offering which consisted of common stock and pre-funded warrants, in which we raised $80.5 million in gross proceeds, or $75.5 million net proceeds after deducting underwriting fees and offering expenses. Consequently, we have approximately $59.5 million available under such shelf registration statement on Form S-3.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2020 and 2019:

	2020	2019
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(75,326)	$(35,012)
Investing activities	(55,842)	(35,657)
Financing activities	139,338	85,464

Operating Activities

Net cash used in operating activities was $75.3 million in 2020, and primarily consisted of $74.8 million in net loss, adjusted for non-cash items of $4.8 million (primarily stock-based compensation of $5.0 million and non-cash lease expense which was partially offset by the change in the fair value of the embedded derivative) and was offset by working capital decreases of $5.4 million (primarily due to the increase in inventory and prepaid expenses and other current assets which was partially offset by an increase in accounts payable and accrued expenses and other current and long term liabilities). Net cash used in operating activities was $35.0 million in 2019, and primarily consisted of $36.3 million in net loss, adjusted for non-cash items of $3.1 million (primarily stock-based compensation of $3.3 million and partially offset by amortization of premium on marketable securities) and was offset by working capital decreases of $1.8 million (primarily driven by the increase in prepaid expenses and other current assets which was partially offset by an increase in accounts payable and accrued expenses).

Investing Activities

Net cash used in investing activities was $55.8 million in 2020, primarily related to the net purchases of marketable securities driven by the net proceeds received from the net proceeds from the Revenue Interest Agreement with HCR and net proceeds received from our follow-on public offering that was completed in July 2020. Net cash used in investing activities was $35.7 million in 2019, primarily related to the net purchases of marketable securities driven by the net proceeds received from the follow-on offerings that were completed in April and August 2019.

Financing Activities

Net cash provided by financing activities was $139.3 million in 2020, primarily related to the net proceeds from the Revenue Interest Agreement with HCR and net proceeds received from our follow-on public offering that was completed in July 2020. Net cash provided by financing activities was $85.5 million in 2019, primarily related to the net proceeds received from the follow-on public offerings that were completed in April and August 2019 and the net proceeds from a short-term borrowing.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2020:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	($ in thousands)
Purchase obligations	$20,300	$17,800	$2,500	$—	$—
Operating leases	1,230	726	504	—	—
Total contractual obligations	$21,530	$18,526	$3,004	$—	$—

Purchase Obligations. This amount represents manufacturing commitments, including the acquisition of API, under non-cancelable agreements.

Operating Leases. This amount represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2020 for our current and future facilities in the U.S. and Israel. The minimum lease payments do not include common area maintenance charges or real estate taxes.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, accounting for stock-based compensation and accounting for certain accruals. We assess these estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Revenue Recognition – Product Revenue, Net

In accordance with accounting guidance for revenue recognition, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine to be within the scope of such guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services that we transfer to the customer. For a further discussion of accounting for net product revenue see Note 3 to the accompanying consolidated financial statements.

Revenue Reserves for Variable Consideration

Revenue from sales of MYCAPSSA are recorded at the net sales price, which is the amount of consideration we expect to receive in exchange for transferring the product to a customer, or transaction price. This transaction price for product sales includes variable consideration for which reserves are established and which may result from discounts, returns, chargebacks, rebates, co-pay or co-insurance assistance and other allowances that are offered within contracts with our customer and payors. We estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade discounts, which are estimated under the most likely amount method. These provisions represent our best estimate of the amount of consideration to which we are entitled. Actual amounts of consideration ultimately received may differ from these estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

Trade Discounts and Specialty Pharmacy Fees: we provide customary discounts to our customer for prompt payment, the terms for which are explicitly stated in our contract with such customer. We record these discounts as a reduction of revenue with a corresponding reduction to accounts receivable. In addition, we also pay fees for data and distribution services from our specialty pharmacy. We have determined that such fees are not for a distinct good or service and, accordingly, are being recorded as a reduction of product revenue and a component of accrued expenses.

Government and Payor Rebates: We are subject to discount obligations under state Medicaid programs, Medicare, and other government programs. Additionally, in the future, we may contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of MYCAPSSA. Provisions for both government and payor rebates are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses in our consolidated balance sheet. For Medicare, we must also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates currently consists of estimates of claims that we have not yet received associated with product that has been recognized as revenue.

Other Incentives/Patient Assistance Programs: We offer voluntary patient assistance programs such as co-pay and co-insurance assistance. These programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments and co-insurance required by payors. The calculation of the accrual for co-pay and co-insurance assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, we had $15.5 million in cash and cash equivalents, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds and short-term corporate notes. In addition, we had $120.0 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would cause a decrease in the value of short-term investments of $0.4 million. As of December 31, 2020, we did not have any outstanding variable interest rate nor long-term borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months has been approximately 7%, 7% and 14%, respectively. As of December 31, 2020, we held $0.7 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2020, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(d)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference from our Current Report on Form 8-K filed on July 21, 2015.

4.1	Form of Common Stock certificate of the Company, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949).

4.2

Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series D preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949).

4.3

Form of Warrant to Purchase Shares of Common Stock (issued in connection with the Company’s Series E preferred stock financing), incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949).

4.4	Form of Pre-Funded Warrant incorporated by reference from our Current Report on Form 8-K filed on July 2, 2020.

4.5	Description of Capital Stock incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2020.

10.1†	Israeli Stock Option Plan 2003 and forms of agreements thereunder, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949).

10.2†

2015 Stock Option and Incentive Plan and forms of agreement thereunder, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949).

10.3†	2015 Employee Stock Purchase Plan, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949).

10.4†	Senior Executive Cash Incentive Bonus Plan, incorporated by reference from our Registration Statement on Form S-1 filed on June 15, 2015 (File No. 333-204949).

10.5†

Employment Agreement dated as of May 31, 2019 by and between the Company and Raj Kannan, incorporated by reference from our Current Report on Form 8-K filed on June 5, 2019, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020.

10.6†

Amended and Restated Employment Agreement dated as of May 31, 2019 by and between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on June 5, 2019, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020.

10.7†

Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and Drew Enamait, incorporated by reference from our Current Report on Form 8-K filed on February 28, 2018, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020.

10.8†

Amended and Restated Employment Agreement dated as of February 23, 2018 by and between the Company and William Ludlam, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 10, 2018, as amended on February 14, 2020, which amendment is incorporated by reference from our Current Report on Form 8-K filed on February 21, 2020.

10.9†*

Amended and Restated Employment Agreement dated as of February 14, 2020 by and between the Company and Lee G. Giguere, incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2020.

10.10†	Employment Agreement dated as of April 8, 2020 by and between the Company and Anand Varadan, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 7, 2020.

10.11

Form of Indemnification Agreement, to be entered into between the Company and its directors and officers, incorporated by reference from our Amendment No. 1 to Registration Statement on Form S-1/A filed on July 6, 2015 (File No. 333-204949)

10.12†	Amended and Restated Non-Employee Director Compensation Policy, incorporated by reference from our Quarterly Report on Form 10-Q filed on May 5, 2017.

10.13	Sublease dated as of October 11, 2019 by and between the Company and PTC, Inc, incorporated by reference from our Annual Report on Form 10-K filed on March 16, 2020.

10.14+

Revenue Interest Financing Agreement, dated April 7, 2020, by and between the Company and HealthCare Royalty Partners IV, L.P., incorporated by reference from our Quarterly Report on Form 10-Q filed on May 7, 2020.

10.15	Open Market Sales Agreement, dated April 7, 2020, by and between the Company and Jefferies LLC, incorporated by reference from our Current Report on Form 8-K filed on April 8, 2020.
10.16†	Release of Claims, dated September 30, 2020, between the Company and Mark J. Fitzpatrick, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2020.
10.17†	Executive Employment Letter, effective as of January 19, 2021, between the Company and John Doyle, incorporated by reference from our Current Report on Form 8-K filed on January 19, 2021.

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

+   Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chiasma, Inc.
By:	/s/ Raj Kannan
Raj Kannan
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ John Doyle
John Doyle
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raj Kannan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021
Raj Kannan

/s/ John Doyle	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2021
John Doyle

/s/ Drew Enamait	Vice President, Finance and Administration (Principal Accounting Officer)	March 4, 2021
Drew Enamait

/s/ David Stack	Director	March 4, 2021
David Stack

/s/ Todd Foley	Director	March 4, 2021
Todd Foley

/s/ Bard Geesaman, M.D., Ph.D.	Director	March 4, 2021
Bard Geesaman, M.D., Ph.D.

/s/ Roni Mamluk, Ph.D.	Director	March 4, 2021
Roni Mamluk, Ph.D.

/s/ Scott Minick	Director	March 4, 2021
Scott Minick

/s/ John Scarlett, M.D.	Director	March 4, 2021
John Scarlett, M.D.

/s/ John F. Thero	Director	March 4, 2021
John F. Thero

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Chiasma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chiasma, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Royalty Obligation – Refer to Note 2, Significant Accounting Policies, Note 5, Fair Value Measurements and Fair Value of Financial Instruments, and Note 9, Deferred Royalty Obligation, to the financial statements

Critical Audit Matter Description

During 2020, pursuant to a revenue interest financing agreement, the Company received $65.0 million from the counterparty, with the potential to receive an additional $10.0 million upon achievement of a revenue milestone prior to December 31, 2021. The Company is obligated to make payments to the counterparty based on a tiered percentage of net revenues generated by the Company’s product until such time as the counterparty has received payments equal to 195% of the amount received by the Company from the counterparty. The Company has accounted for the transaction as long-term debt and has identified the following embedded derivatives requiring bifurcation and fair value measurement at each reporting date:

•The settlement of the obligation upon a change of control;

•The settlement of the obligation upon an event of default.

At inception and as of December 31, 2020, the aggregate fair value of the embedded derivatives was $3.1 million and $1.9 million, respectively. The Company measures the fair value of these embedded derivatives using a Monte Carlo simulation model, which includes inputs that require significant management judgment including but not limited to (i) management’s estimate of the amount and timing of future net revenues, (ii) the probability of change of control occurring, (iii) the probability of an event of default occurring, (iv) estimates of volatility and (v) the determination of appropriate discount rates. Changes in these assumptions could have a significant impact on the fair value of the embedded derivatives, and a significant change in the fair value could cause a significant adjustment to the carrying value of the deferred royalty obligation and other income or other expense in the period the adjustment is recognized.

We identified the measurement of the fair value of these embedded derivatives as a critical audit matter because of the significant estimates and judgments management makes when estimating fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists when performing audit procedures to evaluate the reasonableness of assumptions used in the valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test the revenue interest financing agreement included the following, among others:

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the volatility and discount rate assumptions by:
o	Testing the source information underlying the determination of volatility and the discount rates and testing the mathematical accuracy of the calculations.
o	Developing a range of independent estimates and comparing those to the amounts selected by management.
•	Our audit procedures related to forecasts of future revenues included the following, among others:
o	Evaluating management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.
o

Due to the limited historical experience for the Company’s product, we evaluated the reasonableness of management’s revenue forecasts by 1) comparing the forecasts to internal communications to management and the Board of Directors and 2) comparing forecast assumptions to supporting Company data, market data and other third-party information.

•	We evaluated management’s estimate of the probability of a change in control or an event of default by:
o	Performing a sensitivity analysis on the probabilities selected by management.
o	Discussing with management the basis for the Company’s estimate of the probability of a change in control or an event of default.
o	Reading minutes of the Board of Directors and making inquiries of individuals in the organization with knowledge of such potential events.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 4, 2021

We have served as the Company's auditor since 2016.

CHIASMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(in thousands except share and per share data)
Assets
Current Assets
Cash and cash equivalents	$15,462	$27,855
Marketable securities	119,959	64,520
Accounts receivable	538	—
Inventory	10,955	—
Prepaid expenses and other current assets	6,444	3,881
Total current assets	153,358	96,256
Property and equipment, net	534	334
Other assets	1,883	2,236
Restricted cash	20,563	—
Total assets	$176,338	$98,826
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,240	$3,253
Accrued expenses	11,858	7,576
Other current liabilities	633	546
Total current liabilities	16,731	11,375
Deferred royalty obligation	63,548	—
Long-term liabilities	4,274	1,682
Total liabilities	84,553	13,057
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding 57,815,596 shares at December 31, 2020 and 42,078,416 shares at December 31, 2019	578	421
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	438,920	358,245
Accumulated other comprehensive income	—	37
Accumulated deficit	(347,713)	(272,934)
Total stockholders’ equity	91,785	85,769
Total liabilities and stockholders' equity	$176,338	$98,826

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands except share and per share data)
Product revenue, net	$1,106	$—	$—
Cost of goods sold	61	—	—
Gross profit	1,045	—	—
Operating expenses:
Selling, general and administrative	44,892	15,122	9,974
Research and development	26,802	22,457	22,362
Total operating expenses	71,694	37,579	32,336
Loss from operations	(70,649)	(37,579)	(32,336)
Interest and other income, net	1,826	1,543	1,044
Interest expense	(5,872)	—	—
Loss before income taxes	(74,695)	(36,036)	(31,292)
Provision (benefit) for income taxes	84	284	(31)
Net loss	$(74,779)	$(36,320)	$(31,261)
Earnings per share
Basic	$(1.43)	$(1.06)	$(1.28)
Diluted	$(1.43)	$(1.06)	$(1.28)
Weighted-average shares outstanding:
Basic	52,234,945	34,204,284	24,399,706
Diluted	52,234,945	34,204,284	24,399,706

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(74,779)	$(36,320)	$(31,261)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net	(37)	53	43
Total other comprehensive income (loss):	(37)	53	43
Comprehensive loss	$(74,816)	$(36,267)	$(31,218)

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2017	24,381,605	$244	$267,642	$(59)	$(205,353)	62,474
Stock-based compensation	—	—	2,730	—	—	2,730
Exercise of stock options	74,515	1	36	—	—	37
Additional paid-in capital on account of vested portion of restricted stock	—	—	101	—	—	101
Other comprehensive income	—	—	—	43	—	43
Net loss	—	—	—	—	(31,261)	(31,261)
Balance, December 31, 2018	24,456,120	245	270,509	(16)	(236,614)	34,124
Stock-based compensation	—	—	3,270	—	—	3,270
Exercise of stock options	192,711	2	48	—	—	50
Issuance of common stock in follow-on offerings, net	17,429,585	174	84,402	—	—	84,576
Additional paid-in capital on account of vested portion of restricted stock	—	—	16	—	—	16
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(36,320)	(36,320)
Balance, December 31, 2019	42,078,416	421	358,245	37	(272,934)	85,769
Stock-based compensation	—	—	5,074	—	—	5,074
Exercise of stock options	207,416	2	277	—	—	279
Issuance of common stock and pre-funded warrants in follow-on offerings, net	15,125,000	151	75,328	—	—	75,479
Issuance of common stock from cashless warrant exercise	404,764	4	(4)	—	—	—
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(74,779)	(74,779)
Balance, December 31, 2020	57,815,596	$578	$438,920	$—	$(347,713)	$91,785

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Operating Activities:
Net loss	$(74,779)	$(36,320)	$(31,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	172	55	88
Stock-based compensation	5,020	3,270	2,730
Accretion on marketable securities, net	(6)	(515)	(440)
Non-cash lease expense	509	319	—
Amortization of debt discount and issuance costs	330	—	—
Change in fair value of embedded derivative liability	(1,200)	—	—
Provision (benefit) for deferred income taxes	(4)	(22)	16
Non-cash interest expense	—	—	5
Loss on disposal of property and equipment	—	29	—
Changes in operating assets and liabilities:
Accounts receivable	(538)	—	—
Inventory	(10,901)	—	—
Prepaid expenses and other current assets	(2,364)	(1,420)	471
Insurance recovery (Note 15)	—	18,288	—
Accounts payable and accrued expenses	6,167	111	4,349
Settlement liability (Note 15)	—	(18,750)	—
Other assets	(289)	(107)	9
Other current and long-term liabilities	2,557	50	(58)
Net cash used in operating activities	(75,326)	(35,012)	(24,091)
Investing Activities:
Purchase of marketable securities	(145,341)	(99,726)	(38,010)
Maturities of marketable securities	89,871	64,376	62,227
Purchases of property and equipment	(372)	(307)	(6)
Net cash provided by (used in) investing activities	(55,842)	(35,657)	24,211
Financing Activities:
Proceeds from the issuance of common stock and pre- funded warrants, net	75,479	84,576	—
Exercise of stock options	279	50	37
Payments under license termination agreement	—	—	(1,700)
Proceeds from short-term borrowing	—	1,675	—
Payments of short-term borrowing	(838)	(837)	—
Proceeds from deferred royalty obligation, net	64,418	—	—
Net cash provided by (used in) financing activities	139,338	85,464	(1,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,170	14,795	(1,543)
Cash, cash equivalents and restricted cash, beginning of year	27,855	13,060	14,603
Cash, cash equivalents and restricted cash, end of year	$36,025	$27,855	$13,060
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$15,462	$27,855	$13,060
Restricted cash	20,563	—	—
Total cash, cash equivalents and restricted cash	$36,025	$27,855	$13,060
Supplemental disclosures of cash flow information:
Cash paid for interest on deferred royalty obligation	$17	$—	$—
Cash paid for income taxes	$188	$380	$333

See accompanying notes to consolidated financial statements.

CHIASMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Chiasma, Inc. is a commercial-stage biopharmaceutical company incorporated in 2001 under the laws of the State of Delaware. Chiasma, Inc. is headquartered in Massachusetts and has two wholly owned subsidiaries; Chiasma (Israel) Ltd., and Chiasma Securities Corp, collectively referred to as “the Company,” “we,” “us,” “our” or “Chiasma”. We are focused on developing and commercializing oral therapies to improve the lives of patients who face challenges associated with their existing treatments for rare and serious chronic disease. Employing our proprietary Transient Permeability Enhancer (“TPE”) technology platform, we seek to develop oral medications that are currently available only as injections. On June 26, 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) of our oral octreotide capsules product candidate, MYCAPSSA, for long-term maintenance treatment in acromegaly patients who have responded to and tolerated treatment with octreotide or lanreotide. We commenced our U.S. commercial launch of MYCAPSSA in September 2020.

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

We conducted an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial was a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules per the protocol following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In November 2020, we announced positive topline results from the MPOWERED trial, including that the study met its primary non-inferiority endpoint. Based on the positive data from the MPOWERED trial, we expect to submit a marketing authorization application to the EMA, in mid-2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union.

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

In April 2020, we entered into an Open Market Sales Agreement (“ATM Agreement”) for “at the market offerings” with Jefferies LLC (“Jefferies”), under which we may offer and sell from time to time, shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

In April 2020, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Financing Agreement”) with Healthcare Royalty Partners IV, L.P. (“HCR”) for up to $75.0 million. As of September 30, 2020, we have received aggregate proceeds of $65.0 million, less certain transaction expenses (see Note 9).

In July 2020, we completed an underwritten public offering of 15,125,000 shares of common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 5,000,000 shares of common stock. The public offering price was $4.00 per share of common stock. We received aggregate net proceeds of approximately $75.5 million after deducting underwriting fees and offering expenses. The Pre-Funded Warrants are immediately exercisable at an exercise price per share of $0.0001.

We have incurred substantial operating losses since inception, and we expect our operating losses and negative operating cash flows to continue for the foreseeable future. We are heavily dependent on the commercial success of MYCAPSSA in the United States and the regulatory approval and subsequent commercial success of MYCAPSSA in the European Union, both of which may never occur. We plan to invest in our U.S. commercial launch and the manufacturing of octreotide capsules for market consumption including manufacturing scale-up activities, and transitioning the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, and MACRO Registry. In addition, we plan to prepare and submit a MAA to the EMA seeking potential regulatory approval of octreotide capsules as a treatment for acromegaly in the European Union. We currently expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these consolidated financial statements are issued.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, but are not limited to, recognition of product revenues, accounting for stock-based compensation, income taxes, the fair value of embedded derivative and our deferred royalty obligation and accounting for certain accruals. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid instruments which mature within three months or less from the date of purchase.

Marketable Securities

Our investments primarily consist of commercial paper and corporate and government debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on our consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest and other income, net, on our consolidated statements of operations.

If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Accounts Receivable

Our accounts receivable consist of amounts due from one specialty pharmacy (the “customer”) for sales of MYCAPSSA and which have standard payments terms. We extend credit to our customer based on our evaluation of the customer’s financial condition. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other adjustments. We assess the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s ability to pay its obligation. Based on a review of these factors, as of December 31, 2020, we determined that an allowance for doubtful accounts was not required.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. During the year ended December 31, 2020, one customer comprised 100% of our accounts receivable and product revenues.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income (loss) includes unrealized gains and losses on available for sale securities, which are disclosed in the accompanying consolidated statements of comprehensive income (loss). There were no reclassifications out of comprehensive income (loss) for the years ended December 31, 2020, 2019 or 2018.

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

Restricted cash

Restricted cash consists of $20.0 million that we are required to maintain in securitized cash and investment accounts under the Revenue Interest Financing Agreement, interest-bearing money market accounts held as security deposits against bank guarantees, and amounts related to our co-pay assistance program.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

Asset Category	Estimated Useful Lives
Computer equipment and software	3 years
Office furniture and equipment	7—17 years (mainly 7)
Machinery and equipment	5 — 7 years
Leasehold improvements	The lesser of lease term or estimated useful lives

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and to be recognized. The amount of impairment loss to be recognized is the excess of the carrying value over the fair value of the related asset. We did not record any impairments during the years ended December 31, 2020, 2019 and 2018.

Deferred Royalty Obligation

We treat the deferred royalty obligation, as discussed further in Note 9, as a debt obligation, amortized under the effective interest rate method over the estimated life of the agreement. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation between short- and long-term. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Revenue Recognition

In accordance with accounting guidance for revenue recognition, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine to be within the scope of such guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii)

determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services that we transfer to the customer. For a further discussion of accounting for net product revenue see Note 3.

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

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in selling, general and administrative expenses and were $5.3 million during the year ended December 31, 2020. We did not incur any advertising and promotion costs in the years ended December 31, 2019 and 2018, respectively. Advertising and product promotion costs are expensed as incurred.

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

3. Product Revenue, Net

We began selling MYCAPSSA in September 2020. We currently sell MYCAPSSA in the United States to a specialty pharmacy, which dispenses the product directly to patients. We recognize revenue when the customer obtains control of the product, which occurs at a point in time, when delivery of the product has occurred.

Revenue Reserves for Variable Consideration

Revenue from sales of MYCAPSSA are recorded at the net sales price, which is the amount of consideration we expect to receive in exchange for transferring the product to a customer (“transaction price”). This transaction price for product sales includes variable consideration for which reserves are established and which may result from discounts, returns, chargebacks, rebates, co-pay or co-insurance assistance and other allowances that are offered within contracts with our customer and payors. We estimate the amount of variable consideration that should be included in the transaction price under the expected value method for all sales deductions other than trade discounts, which are estimated under the most likely amount method. These provisions represent our best estimate of the amount of consideration to which we are entitled. Actual amounts of consideration ultimately received may differ from these estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

Trade Discounts and Specialty Pharmacy Fees: we provide customary discounts to our customer for prompt payment, the terms for which are explicitly stated in our contract with such customer. We record these discounts as a reduction of revenue with a corresponding reduction to accounts receivable. In addition, we also pay fees for data and distribution services from our specialty pharmacy. We have determined that such fees are not for a distinct good or service and, accordingly, are being recorded as a reduction of product revenue and a component of accrued expenses.

Government Rebates: We are subject to discount obligations under state Medicaid programs, Medicare, and other government programs. Additionally, in the future we may contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of MYCAPSSA. Provisions for government rebates are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses in our consolidated balance sheet. For Medicare, we must also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates currently consists of estimates of claims that we have not yet received associated with product that has been recognized as revenue.

 Other Incentives/Patient Assistance Programs: We offer voluntary patient assistance programs such as co-pay and co-insurance assistance. These programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments and co-insurance required by payors. The calculation of the accrual for co-pay and co-insurance assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

Product Returns: We offer customers a limited right of return for unopened damaged or defective product, and, under certain circumstances, for unopened product for a limited time before its expiration date. We estimate the amount of product revenues that may be returned by customers and record this estimate as a reduction of revenue in the period in which the related product revenue is recognized. We currently estimate our provision for sales returns based on our expectations and adjust the transaction price with such estimate at the time of sale to our customer. Once sufficient history has been collected for product returns, we will utilize that history to inform our estimate assumption.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for year ended December 31, 2020:

	Discounts and Fees	Rebates and Other Incentives	Returns	Total
	($ in thousands)
Balance, January 1, 2020	$—	$—	$—	$—
Provision	80	142	1	223
Payments or credits	(64)	(12)	—	(76)
Balance, December 31, 2020	$16	$130	$1	$147

4. Investments

Our investments consisted of the following as of December 31, 2020 and 2019:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$29,392	$—	$—	$29,392
Corporate notes	11,347	—	(1)	11,346
Commercial paper	98,030	8	(8)	98,030
U.S. treasury securities	12,582	1	—	12,583
Total	$151,351	$9	$(9)	$151,351

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	45,584	20	—	45,604
Commercial paper	20,899	17	—	20,916
Total	$89,495	$37	$—	$89,532

As of December 31, 2020, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the years ended December 31, 2020, 2019 or 2018.

The fair values of our investments by classification in our consolidated balance sheets as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	($ in thousands)
Cash and cash equivalents	$10,829	$25,012
Marketable securities	119,959	64,520
Restricted cash	20,563	—
Total	$151,351	$89,532

Cash and cash equivalents in the table above exclude cash of $4.6 million and $2.8 million as of December 31, 2020 and 2019, respectively. The contractual maturity dates of all of our investments are less than one year.

5. Fair Value Measurements and Fair Value of Financial Instruments

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

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents and restricted cash:
Money market funds	$29,392	$—	$—	$29,392
Commercial paper	—	2,000	—	2,000
Total cash equivalents and restricted cash	$29,392	$2,000	$—	$31,392
Marketable securities:
U.S. treasury securities	$—	$12,583	$—	$12,583
Corporate notes	—	11,346	—	11,346
Commercial paper	—	96,030	—	96,030
Total marketable securities	$—	$119,959	$—	$119,959
Total	$29,392	$121,959	$—	$151,351

Financial liabilities
Derivative liabilities	$—	$—	$1,900	$1,900

	Fair Value Measurements at December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents:
Money market funds	$23,012	$—	$—	$23,012
Corporate notes	—	2,000	—	2,000
Total cash equivalents	$23,012	$2,000	$—	$25,012
Marketable securities:
Corporate notes	$—	$43,604	$—	$43,604
Commercial paper	—	20,916	—	20,916
Total marketable securities	$—	$64,520	$—	$64,520
Total	$23,012	$66,520	$—	$89,532

Our cash equivalents and restricted cash are composed of money market funds, as well as U.S. treasury securities, corporate notes and commercial paper with maturity dates of 90 days or less from the date of purchase. We measure these investments at fair value. The fair value of cash equivalents and restricted cash held in money market funds is determined based on Level 1 inputs.

Items classified as Level 2 within the valuation hierarchy consist of U.S. treasury securities, corporate notes and commercial paper. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2020 or 2019.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. We recorded derivative liabilities associated with our deferred royalty obligation, as discussed further in Note 9. These derivative liabilities are measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) the expected net sales of MYCAPSSA; (2) our risk-adjusted discount rate that includes a company specific risk premium; (3) our cost of debt; (4) volatility; (5) the probability and timing of a change in control occurring during the term of the instrument; and (6) the probability and timing of an event of default during the term of the instrument. We did not have any Level 3 assets or liabilities being measured at fair value on a recurring basis as of December 31, 2019.

The following table sets forth a summary of the changes in the fair value of the embedded derivative liabilities for the year ended December 31, 2020:

($ in thousands)	Fair Value Measurement of Embedded Derivative using Significant Unobservable Inputs (Level 3)
Balance, January 1, 2020	$—
Additions during the period	3,100
Change in fair value during the period	(1,200)
Balance, December 31, 2020	$1,900

6. Inventory

Our inventory of MYCAPSSA consisted of the following as of December 31, 2020:

($ in thousands)	December 31, 2020
Raw materials and supplies	$6,786
Work in process	3,857
Finished goods	312
Total inventory	$10,955

7. Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	($ in thousands)
Computer equipment and software	$553	$431
Office furniture and equipment	358	108
Machinery and equipment	115	115
Property and equipment, at cost	1,026	654
Less accumulated depreciation	(492)	(320)
Property and equipment, net	$534	$334

Depreciation expense was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	($ in thousands)
Accrued payroll and employee benefits	$4,900	$1,872
Accrued selling, general, administrative and other expenses	3,830	1,485
Accrued research and development expenses	3,128	4,219
Total accrued expenses	$11,858	$7,576

9. Deferred Royalty Obligation

In April 2020, we entered into the Revenue Interest Financing Agreement with HCR whereby HCR will receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”) of future net revenues of MYCAPSSA and any of our other future products, including worldwide net product sales and upfront payments and milestones received from third parties under license agreements (the “Revenue Interests”). Under the terms of the agreement, we received $25.0 million, less certain transaction expenses, from HCR in April 2020 and an additional $25.0 million in July 2020 following the FDA approval of MYCAPSSA. In September 2020 we received an additional $15.0 million upon meeting conditions related to commercial drug supply availability and first commercial sale of MYCAPSSA. We are also entitled to receive an additional $10.0 million in early 2022 subject to the achievement of a revenue milestone and customary closing conditions. In exchange for the total investment amount (“Investment Amount”) received, HCR will receive a tiered royalty starting in the low double digits on worldwide annual net revenues of MYCAPSSA and any other future products, subject to step-downs upon the achievement of certain annual revenues.

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

If HCR has not received 60% of the funded portion of the Investment Amount by September 30, 2023 or 100% of the funded portion of the Investment Amount by September 30, 2024, we must make cash payments sufficient to gross HCR up to such minimum amounts. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts, which we recorded as restricted cash in the consolidated balance sheet, during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. Our obligations under the Revenue Interest Financing Agreement are secured by a first priority perfected security interest in all of our Chiasma, Inc. cash and cash equivalents (as defined in the Revenue Interest Financing Agreement), all present and future net revenues of MYCAPSSA and all MYCAPSSA-related assets.

We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have evaluated the terms of the debt and determined that the repayment upon a change of control of up to 195% of the funded portion of the Investment Amount, less any payments made to date, is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. In addition, we have determined that the repayment upon an event of default of 195% of the funded portion of the Investment Amount, less any payments made to date, upon an event of default is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determine the fair value of the derivatives using an option pricing Monte Carlo simulation model taking into account the probability and timing of a change of control and an event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 5. The embedded derivative liabilities were recorded at fair value of $3.1 million at inception, with the remaining proceeds received from HCR allocated to the carrying value of the debt resulting in a debt discount that will be amortized over the estimated term of the obligation using the effective interest method. The aggregate fair value of the embedded derivative as of December 31, 2020 is $1.9 million and is presented in deferred royalty obligation in the consolidated balance sheet. We remeasure the embedded derivative to fair value each reporting period until the termination of the Revenue Interest Financing Agreement. Such changes in fair value are recorded as interest and other income, net in the consolidated statement of operations.

The effective interest rate as of December 31, 2020 was approximately 17%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $0.6 million during the year ended December 31, 2020. Debt issuance costs have been netted against the deferred royalty obligation and are being amortized over the estimated term of the obligation using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation was $63.5 million as of December 31, 2020. The fair value of the deferred royalty obligation was $82.1 million as of December 31, 2020 and was measured using Level 3 inputs. The estimated fair value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 5.

10. Earnings per Share of Common Stock

We include or outstanding shares of common stock and Pre-Funded Warrants in our calculation of the basic weighted-average shares outstanding. We include the Pre-Funded Warrants as their exercise price of $0.0001 per share is negligible and they are fully vested and exercisable at any time after the original issuance date. All other common stock warrants outstanding and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the years ended December 31, 2020, 2019 and 2018. Since we have reported a net loss for the years ended December 31, 2020, 2019 and 2018, diluted net loss per share is the same as basic net loss per share for those periods.

11. Warrants

A summary of our common stock warrants activity for the year ended December 31, 2020 is presented below.

Description	Exercise Price	Expiration Date	Balance, December 31, 2019	Warrants Issued	Warrants Exercised	Balance, December 31, 2020
October 2012 Warrants	$0.0910	10/22/2022	829,686	—	(205,321)	624,365
March 2013 Warrants	$0.0910	3/28/2022	829,686	—	(205,321)	624,365
December 2014 Warrants	$9.1320	12/16/2024	923,527	—	—	923,527
February 2015 Warrants	$9.1320	12/16/2024	984,116	—	—	984,116
July 2020 Pre-Funded Warrants	$0.0001	No expiration	—	5,000,000	—	5,000,000
			3,567,015	5,000,000	(410,642)	8,156,373

As described in Note 1, in July 2020 in connection with an underwritten public offering, we issued Pre-Funded Warrants to purchase an aggregate of 5,000,000 shares of common stock which are immediately exercisable at an exercise price per share of $0.0001.

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

In July 2015, we approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our IPO. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, restricted stock, and other stock-based awards to employees, directors, and nonemployees of Chiasma up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants are permitted under the 2008 Plan and any expirations, cancellations, or terminations under the previous plan are available for issuance under the 2015 Plan. On January 1, 2021 and 2020, the number of shares reserved and available for issuance under the 2015 Stock Plan increased by 2,312,623 and 1,683,136 shares of common stock, respectively, pursuant to a provision in the 2015 Stock Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Board of Directors. As of December 31, 2020, the total number of shares authorized for stock award plans is 9,775,418 of which 1,033,460 remain available for grant. There are 8,378,060 stock options outstanding as of December 31, 2020. The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2020	2019	2018
Expected volatility	85%	97%	77%
Expected term (years)	6.2	6.0	6.2
Risk-free interest rate	0.93%	1.93%	2.72%
Expected dividend yield	0%	0%	0%

A summary of option activity as of December 31, 2020 and the year then ended is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	6,489,692	$5.01	7.3	$8,166,882
Granted	2,307,500	$4.63
Exercised	(207,416)	$1.35
Forfeited / Expired	(211,716)	$5.47
Outstanding, December 31, 2020	8,378,060	$4.98	7.2	$5,611,109
Exercisable, December 31, 2020	4,774,332	$4.98	6.0	$4,634,332
Vested and expected to vest, December 31, 2020	8,378,060	$4.98	7.2	$5,611,109

The weighted-average grant date per-share fair value of stock options granted during 2020, 2019 and 2018 was $3.32, $4.79 and $1.06, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $0.7 million, $1.0 million and $0.2 million, respectively.

At December 31, 2020, there was $12.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based compensation expense for 2020, 2019 and 2018 consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
General and administrative	$4,082	$2,243	$1,412
Research and development	938	1,027	1,318
Total	$5,020	$3,270	$2,730

Stock-based compensation of $54,000 was capitalized into inventory for the year ended December 31, 2020. Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

During 2015, two directors exercised options to purchase an aggregate of 122,644 shares of common stock of which 116,258 of the shares were issued as restricted stock as they were exercised prior to full vesting. The proceeds from the issuance of the restricted stock was historically presented as a liability within the consolidated balance sheet, since we had the right to repurchase the unvested portion of the restricted stock following termination of the services of their holder. The liability was released to additional paid-in capital per the original vesting schedule of the options. The restricted shares fully vested during the year ended December 31, 2019.

13. License Agreement

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

14. Income Taxes

Our loss before provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Domestic	$(75,102)	$(36,407)	$(31,477)
Foreign	407	371	185
Total	$(74,695)	$(36,036)	$(31,292)

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Current provision for income taxes:
U.S.	$61	$18	$12
Foreign	27	288	(59)
Total current provision for income taxes	88	306	(47)
Deferred tax provision (benefit) - foreign	(4)	(22)	16
Total deferred provision (benefit) for income taxes	(4)	(22)	16
Total provision (benefit) for income taxes	$84	$284	$(31)

A reconciliation setting forth the differences between our effective tax rates and the U.S. federal statutory tax rate is as follows:

	For the Years Ended December 31,
	2020	2019	2018
U.S. federal tax provision at statutory rate	21.0%	21.0%	21.0%
State and local tax, net of federal benefit	6.2%	5.6%	5.3%
Foreign rate differences	0.0%	0.1%	0.2%
Non-deductible foreign stock compensation	(0.1%)	(0.3%)	(0.4%)
Effect of other permanent differences	(0.1%)	(0.5%)	(0.3%)
Uncertain tax positions	0.1%	(0.4%)	0.2%
Change in valuation allowance	(2.4%)	(26.1%)	(26.0%)
Section 382 limitation of net operating loss	(24.9%)	0.0%	0.0%
Other adjustments	0.0%	(0.2%)	0.1%
Effective tax rate	(0.1%)	(0.8%)	0.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
	($ in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$55,220	$54,269
Intangible and other related assets	439	379
Accrued expenses	29	710
Stock compensation	3,505	2,180
Lease liability	244	325
Other	168	18
Total deferred tax assets	59,605	57,881
Deferred tax liabilities:
Right of use asset	(209)	(291)
Total deferred tax liabilities	(209)	(291)
Valuation allowance	(59,358)	(57,560)
Net deferred tax assets	$38	$30

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future U.S. taxable income will be sufficient to realize our deferred tax assets. Accordingly, a full valuation allowance has been provided against our U.S. net deferred tax assets. The valuation allowance increased by $1.8 million and $9.4 million in 2020 and 2019, respectively. The increases in 2020 and 2019 were primarily the result of an increase in net operating loss (“NOL”) carryforwards.

At December 31, 2020, we had U.S. Federal and state NOL carryforwards totaling approximately $288.6 million and $234.4 million, respectively, that expire at various dates through 2038 with the exception of the Federal NOLs generated after December 31, 2017 of approximately $132.8 million which have an unlimited carryover period. At December 31, 2020, we had no Israeli NOL carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset our U.S. Federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within any three-year period. We have determined that we experienced an ownership change for purposes of Section 382 in August 2005, May 2008, February 2015, and July 2020. These ownership changes resulted in annual limitations to the amount of NOL carryforwards that can be utilized to offset future taxable income, if any, at the U.S. Federal level. The annual limit is approximately $1.1 million for 2020, and each year thereafter. As a result of these Section 382 ownership changes, approximately $96.7 million of our Federal NOLs will expire unutilized. If we perform a Section 382 study in the future and conclude that have in fact undergone an ownership change, our NOL carryforwards may be substantially limited.

The 2017 Tax Reform Act allowed us to receive our U.S. Federal alternative minimum tax credit carryforward in the form of a refund beginning in 2019 that we expected would go utilized. Accordingly, we recorded a receivable $0.5 million for the U.S. Federal alternative minimum tax credit refund in the accompanying consolidated balance sheet as of December 31, 2019. We received the refund during the year ended December 31, 2020.

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

As part of the transition tax provision, we have a deemed repatriation of all of our undistributed earnings as of December 31, 2019. However, our subsidiary’s earnings, if distributed, would still be subject to local withholding tax and state income taxes. The subsidiary has undistributed earnings of approximately $2.0 million as of December 31, 2020, which is considered to be permanently reinvested in the operations of the subsidiary. If the earnings were to be distributed to the U.S. parent, they would be subject to Israeli withholding and state income tax liabilities. The unrecognized deferred tax liability is approximately $0.2 million.

We file U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As we are in a loss carry-forward position, we are generally subject to U.S. Federal and state examinations for all years for which the Company generated losses that are included in the available losses carried forward to the current period. As of December 31, 2020, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2003 and forward
Israel	2016 and forward

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

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Uncertain tax position at the beginning of year	$568	$391	$471
Additions for uncertain tax positions of prior year	43	177	—
Reductions for settlements with taxing authorities	(72)	—	—
Reductions for lapses of the applicable statutes of limitations	—	—	(80)
Uncertain tax position at the end of the year	$539	$568	$391

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES act included several income tax provisions such as the ability to carryback NOLs generated after December 31, 2017 and before January 1, 2021 and a temporary increase to the annual IRC Section 163(j) limitation. The income tax provisions included in the CARES act did not have a material impact on our income tax provision for the year ended December 31, 2020.

15. Commitments and Contingencies

Manufacturing Commitments

As of December 31, 2020, we had outstanding manufacturing commitments, including the acquisition of API, in the aggregate amount of $20.3 million, of which $17.8 million, is expected to be incurred in 2021 with the remaining to be incurred throughout 2022. The payments on these orders will occur following the deliveries of the API or completion of the manufacturing services.

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

16. Leases

We have operating leases for our office spaces and certain automobiles which are recognized as right of use assets and lease liabilities.

	For the Years Ended December 31,
	2020	2019
	($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$675	$366

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$662	$219
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$122	$1,690

For the year ended December 31, 2018, we recognized rent expense of $0.2 million.

Our operating lease right-of-use assets are recorded within other assets on our consolidated balance sheets.

	As of December 31,
	2020	2019
	($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets	$985	$1,371

Other current liabilities	$633	$465
Long-term liabilities	480	1,036
Total operating lease liabilities	$1,113	$1,501

Weighted average remaining lease term - operating leases	21 Months	31 Months
Weighted average discount rate - operating leases	10.9%	10.8%

Future lease payments under noncancelable leases as of December 31, 2020 are as follows:

($ in thousands)
2021	$726
2022	497
2023	7
Total future minimum lease payments	1,230
Less: imputed interest	(117)
Total	$1,113

17. Related Party Transactions

In August 2014, we signed a consulting agreement, which was most recently amended in March 2018, with one of our investors and a representative of this investor to serve as our head of clinical. Payments for services rendered by the head of clinical were $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Related to this consulting agreement, there was $35,000 and $0.1 million of accrued liabilities as of December 31, 2020 and 2019, respectively, recorded in our consolidated balance sheets.

18. Employee Benefit Plans

Pursuant to the Israeli Severance Pay Law 1963, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of Chiasma (Israel) Ltd. are included under Section 14 of the Severance Pay Law, under which these employees are entitled to monthly deposits, which relieve us from future obligations under this law. As a result, no assets or liabilities are recorded in the accompanying consolidated balance sheets. In addition, we make mandated monthly contributions to an Israeli government retirement benefit plan for our Israeli employees. We provide a 401(k) profit-sharing plan covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. All matching contributions and participant contributions vest immediately. During the years ended December 31, 2020, 2019, and 2018, we recorded expenses of $0.4 million, $0.2 million and $0.2 million, respectively, related to these employee benefit plans.

19. Interest and Other Income, net

Interest and other income, net is as follows:

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
(Loss) / gain on foreign currency transactions, net	$(42)	$(75)	$37
Interest income	668	1,554	1,007
Change in fair value of derivative liabilities	1,200	—	—
Other income	—	64	—
Total	$1,826	$1,543	$1,044

20. Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	($ in thousands, except for per share data)
Loss from operations	$(15,707)	$(20,337)	$(17,432)	$(17,173)
Net loss	(15,386)	(21,128)	(18,457)	(19,808)
Earnings per share
Basic	$(0.36)	$(0.50)	$(0.30)	$(0.32)
Diluted	$(0.36)	$(0.50)	$(0.30)	$(0.32)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	($ in thousands, except for per share data)
Loss from operations	$(8,921)	$(8,166)	$(8,226)	$(12,266)
Net loss	(8,750)	(7,840)	(7,683)	(12,047)
Earnings per share
Basic	$(0.36)	$(0.25)	$(0.20)	$(0.29)
Diluted	$(0.36)	$(0.25)	$(0.20)	$(0.29)