Form 10-Q
period 2021-03-31
CHIASMA, INC
filed 2021-05-05
CIK 1339469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 57,894,177 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

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
•

our expectations regarding our continued pursuit of the FDA’s review and approval of our prior approval supplement for an additional commercial supplier of active pharmaceutical ingredient for MYCAPSSA;

•	our ability to obtain supply of sufficient amounts of octreotide capsules to support our commercialization efforts in the United States and clinical trials;
•	the therapeutic benefits, effectiveness and safety of octreotide capsules;
•	our estimates of the size and characteristics of the markets that may be addressed by octreotide capsules;
•	the commercial success and market acceptance of MYCAPSSA or any future product candidates that are approved for marketing in the United States or other countries;
•	our ability to generate revenue;
•	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which octreotide capsules have been developed to treat;
•	our ability to develop octreotide capsules for diseases other than acromegaly;
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

Chiasma, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chiasma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
	(in thousands except share and per share data)
Assets
Current assets
Cash and cash equivalents	$24,576	$15,462
Marketable securities	90,457	119,959
Accounts receivable	1,015	538
Inventory	14,381	10,955
Prepaid expenses and other current assets	6,603	6,444
Total current assets	137,032	153,358
Property and equipment, net	487	534
Other assets	1,744	1,883
Restricted cash	20,272	20,563
Total assets	$159,535	$176,338
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,356	$4,240
Accrued expenses	10,338	11,858
Other current liabilities	625	633
Total current liabilities	17,319	16,731
Deferred royalty obligation	73,368	63,548
Long-term liabilities	6,160	4,274
Total liabilities	96,847	84,553
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding 57,843,577 shares at March 31, 2021 and 57,815,596 shares at December 31, 2020	578	578
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Additional paid-in capital	440,371	438,920
Accumulated other comprehensive income	—	—
Accumulated deficit	(378,261)	(347,713)
Total stockholders’ equity	62,688	91,785
Total liabilities and stockholders' equity	$159,535	$176,338

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(in thousands except share and per share data)
Product revenue, net	$1,924	$—
Cost of goods sold	67	—
Gross profit	1,857	—
Operating expenses:
Selling, general and administrative	15,698	7,582
Research and development	4,199	8,125
Total operating expenses	19,897	15,707
Loss from operations	(18,040)	(15,707)
Interest and other income (loss), net	(9,583)	398
Interest expense	(2,873)	—
Loss before income taxes	(30,496)	(15,309)
Provision for income taxes	52	77
Net loss	(30,548)	(15,386)
Earnings per share
Basic	$(0.49)	$(0.36)
Diluted	$(0.49)	$(0.36)
Weighted-average shares outstanding:
Basic	62,831,141	42,187,694
Diluted	62,831,141	42,187,694

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(30,548)	$(15,386)
Other comprehensive loss:
Unrealized loss on available for sale securities, net	—	(34)
Total other comprehensive loss:	—	(34)
Comprehensive loss	$(30,548)	$(15,420)

See accompanying notes to these unaudited condensed consolidated financial statements.

Chiasma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands except share data)
Balance, December 31, 2020	57,815,596	$578	$438,920	$—	$(347,713)	$91,785
Stock-based compensation	—	—	1,400	—	—	1,400
Exercise of stock options	27,981	—	51	—	—	51
Net loss	—	—	—	—	(30,548)	(30,548)
Balance, March 31, 2021	57,843,577	$578	$440,371	$—	$(378,261)	$62,688

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

Chiasma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating Activities:
Net loss	$(30,548)	$(15,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	51	26
Stock-based compensation	1,372	1,162
Accretion on marketable securities, net	82	(65)
Non-cash lease expense	137	121
Amortization of debt discount and issuance costs	160	—
Change in fair value of embedded derivative liability	9,660	—
Provision (benefit) for deferred income taxes	3	(24)
Changes in operating assets and liabilities:
Accounts receivable	(477)	—
Inventory	(3,398)	—
Prepaid expenses and other current assets	(159)	(1,298)
Accounts payable and accrued expenses	596	2,924
Other assets	(1)	(19)
Other current and long-term liabilities	1,878	(31)
Net cash used in operating activities	(20,644)	(12,590)
Investing Activities:
Purchases of marketable securities	(19,012)	(8,927)
Maturities of marketable securities	48,432	36,771
Purchases of property and equipment	(4)	(282)
Net cash provided by investing activities	29,416	27,562
Financing Activities:
Exercise of stock options	51	232
Payments of short-term borrowing	—	(504)
Net cash provided by (used in) financing activities	51	(272)
Net increase in cash, cash equivalents and restricted cash	8,823	14,700
Cash, cash equivalents and restricted cash, beginning of period	36,025	27,855
Cash, cash equivalents and restricted cash, end of period	$44,848	$42,555
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$24,576	$42,555
Restricted cash	20,272	—
Total cash, cash equivalents and restricted cash	$44,848	$42,555
Supplemental disclosures of cash flow information:
Cash paid for interest on deferred royalty obligation	$118	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

CHIASMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

We conducted an international Phase 3 clinical trial, referred to as MPOWERED, of oral octreotide capsules for the maintenance treatment of adult patients with acromegaly to support regulatory approval in the European Union by the European Medicines Agency (“EMA”). The MPOWERED trial was a global, randomized, open-label and active-controlled 15-month trial initially designed to enroll up to 150 patients. The EMA requested that a minimum of 80 patients who are responders to octreotide capsules per the protocol following the six-month run-in phase be randomized to either remain on octreotide capsules or return to injectable somatostatin receptor ligands (octreotide or lanreotide), and then followed for an additional nine months. In November 2020, we announced positive topline results from the MPOWERED trial, including that the study met its primary non-inferiority endpoint. Based on the positive data from the MPOWERED trial, we expect to submit a marketing authorization application (“MAA”) to the EMA, in mid-2021 seeking marketing approval of MYCAPSSA capsules as a maintenance therapy for adult patients with acromegaly in the European Union.

On May 4, 2021, we entered into an agreement with Amryt Pharma plc (“Amryt”), pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Amryt (“the Merger Agreement” and such transaction, “the Merger”). The Merger Agreement was approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to our shareholders. The closing of the Merger is subject to approval of our shareholders and the satisfaction of customary closing conditions. In connection with the execution of the Merger Agreement, our largest stockholder, who owns approximately 10% of the outstanding shares of our common stock has entered into a voting and transaction support agreement with Amryt, pursuant to which it has agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted (without interest but subject to any withholding required under applicable law) into the right to receive 0.396 of an American Depositary Share of Amryt, or Parent ADS, with each Parent ADS representing five ordinary shares of Amryt.

Subject to approval by our shareholders and the shareholders of Amryt, the transaction is expected to close in the third quarter of 2021.

We have incurred substantial operating losses since inception, and we expect our operating losses and negative operating cash flows to continue for the foreseeable future. We are heavily dependent on the commercial success of MYCAPSSA in the United States and the regulatory approval and subsequent commercial success of MYCAPSSA in the European Union, both of which may never occur. We plan to invest in our U.S. commercial launch and the manufacturing of octreotide capsules for market consumption including manufacturing scale-up activities, and transitioning the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, as well as continue the MACRO Registry. In addition, we plan to prepare and submit a MAA to the EMA seeking potential regulatory approval of octreotide capsules as a treatment for acromegaly in the European Union. We expect our existing cash, cash equivalents and marketable securities to fund our operations for at least one year after the date these condensed consolidated financial statements are issued.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through additional equity financings. We may also opportunistically consider license and collaboration agreements or other strategic transactions with potential partners or financing opportunities to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our commercialization and development activities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if our planned MAA for MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize octreotide capsules in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements have been condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any other subsequent interim period.

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

Accounts Receivable

Our accounts receivable consist of amounts due from our customers for sales of MYCAPSSA and which have standard payments terms. We extend credit to our customers based on our evaluation of their financial condition. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other adjustments. We assess the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s ability to pay its obligation. Based on a review of these factors, as of March 31, 2021, we determined that an allowance for doubtful accounts was not required.

Concentrations of credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities, and accounts receivable. During the three months ended March 31, 2021, one customer comprised greater than 90% of our accounts receivable and product revenues.

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

Deferred Royalty Obligation

We treat the deferred royalty obligation, as discussed further in Note 7, as a debt obligation, amortized under the effective interest rate method over the estimated life of the agreement. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation between short- and long-term. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes during the reporting period. We base these estimates and assumptions on historical experience when available, and on various factors that we believe to be reasonable under the specific circumstances. Significant estimates relied upon in preparing the accompanying condensed consolidated financial statements include, but are not limited to, recognition of product revenues, accounting for stock-based compensation, income taxes, the fair value of embedded derivatives and our deferred royalty obligation and accounting for certain accruals and reserves. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates.

2. Product Revenue, Net

We began selling MYCAPSSA in September 2020. We currently sell MYCAPSSA in the United States to a limited number of specialty pharmacies, which dispense the product directly to patients. We recognize revenue when the customer obtains control of the product, which occurs at a point in time, when delivery of the product has occurred.

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

Trade Discounts and Specialty Pharmacy Fees: we provide customary discounts to certain customers for prompt payment, the terms for which are explicitly stated in our contract with such customer. We record these discounts as a reduction of revenue with a corresponding reduction to accounts receivable. In addition, we also pay fees for data and distribution services from our specialty pharmacy. We have determined that such fees are not for a distinct good or service and, accordingly, are being recorded as a reduction of product revenue and a component of accrued expenses.

340B Discounts: Under the 340B Drug Discount Program, certain eligible healthcare organizations and covered entities purchase drugs at significantly reduced prices. We currently sell to these entities directly, and as such, our invoices are issued at this discounted price at the time of sale; therefore, no reserve is required for these discounts.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three months ended March 31, 2021:

	Discounts and Fees	Rebates and Other Incentives	Returns	Total
	($ in thousands)
Balance at December 31, 2020	$16	$130	$1	$147
Provision related to current period sales	98	250	—	348
Adjustment related to prior period sales	—	2	—	2
Payments or credits made during the period	(85)	(38)	—	(123)
Balance at March 31, 2021	$29	$344	$1	$374

3. Investments

Our investments consisted of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$33,519	$—	$—	$33,519
Corporate notes	16,117	—	(5)	16,112
Commercial paper	73,056	6	(3)	73,059
U.S. treasury securities	7,547	2	—	7,549
Total	$130,239	$8	$(8)	$130,239

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in thousands)
Money market funds	$29,392	$—	$—	$29,392
Corporate notes	11,347	—	(1)	11,346
Commercial paper	98,030	8	(8)	98,030
U.S. treasury securities	12,582	1	—	12,583
Total	$151,351	$9	$(9)	$151,351

As of March 31, 2021, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three months ended March 31, 2021 or 2020.

The fair values of our investments by classification in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	($ in thousands)
Cash and cash equivalents	$19,510	$10,829
Marketable securities	90,457	119,959
Restricted cash	20,272	20,563
Total	$130,239	$151,351

Cash and cash equivalents in the table above exclude cash of $5.1 million and $4.6 million as of March 31, 2021 and December 31, 2020, respectively. The contractual maturity dates of all of our investments are less than one year.

4. Fair Value Measurements of Financial Instruments

Certain assets and liabilities are reported at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs that are unobservable for the asset or liability.

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

The fair value measurements of our financial instruments are summarized in the table below:

	Fair Value Measurements at March 31, 2021
Description	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents and restricted cash:
Money market funds	$33,519	$—	$—	$33,519
Corporate notes	—	4,263	—	4,263
Commercial paper	—	2,000	—	2,000
Total cash equivalents and restricted cash	$33,519	$6,263	$—	$39,782
Marketable securities:
U.S. treasury securities	$—	$7,549	$—	$7,549
Corporate notes	—	11,849	—	11,849
Commercial paper	—	71,059	—	71,059
Total marketable securities	—	90,457	—	90,457
Total	$33,519	$96,720	$—	$130,239

Financial liabilities
Derivative liabilities	$—	$—	$11,560	$11,560

	Fair Value Measurements at December 31, 2020
Description	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets	($ in thousands)
Cash equivalents and restricted cash:
Money market funds	$29,392	$—	$—	$29,392
Commercial paper	—	2,000	—	2,000
Total cash equivalents and restricted cash	$29,392	$2,000	$—	$31,392
Marketable securities:
U.S. treasury securities	$—	$12,583	$—	$12,583
Corporate notes	—	11,346	—	11,346
Commercial paper	—	96,030	—	96,030
Total marketable securities	—	119,959	—	119,959
Total	$29,392	$121,959	$—	$151,351

Financial liabilities
Derivative liabilities	$—	$—	$1,900	$1,900

Our cash equivalents are composed of money market funds as well as U.S. treasury securities, corporate notes and commercial paper with maturity dates of 90 days or less from the date of purchase. We measure these investments at fair value. The fair value of cash equivalents held in money market is determined based on Level 1 inputs.

Items classified as Level 2 within the valuation hierarchy consist of U.S. treasury securities, corporate notes and commercial paper. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from independent pricing services, which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based upon other significant observable market transactions. At the end of each reporting period, we perform quantitative and qualitative analysis of prices received from third parties to determine whether prices are reasonable estimates of fair value. After completing our analysis, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2021 or December 31, 2020.

In certain cases where there is limited activity or less transparency around inputs to valuation, the related assets or liabilities are classified as Level 3. We recorded derivative liabilities associated with our deferred royalty obligation, as discussed further in Note 7. These derivative liabilities are measured at fair value using an option pricing Monte Carlo simulation model and are included as a component of the deferred royalty obligation. The embedded derivative liabilities are subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) the expected net sales of MYCAPSSA; (2) our risk-adjusted discount rate that includes a company specific risk premium; (3) our cost of debt; (4) volatility; (5) the probability and timing of a change in control occurring during the term of the instrument; and (6) the probability and timing of an event of default during the term of the instrument.

The following table sets forth a summary of the changes in the fair value of the embedded derivative liabilities for the three months ended March 31, 2021:

($ in thousands)	Fair Value Measurement of Embedded Derivative using Significant Unobservable Inputs (Level 3)
Balance, December 31, 2020	$1,900
Change in fair value during the period	9,660
Balance, March 31, 2021	$11,560

We previously considered the probability of a change in control during the term of the instrument as remote. Based upon our consideration of the status of the Merger, as of March 31, 2021, we now consider the probability of a change in control as reasonably possible resulting in the change of fair value of approximately $9.7 million during the three months ended March 31, 2021. If the probability in a change of control were to increase further, it would increase the value of the derivative; however, the increase would not exceed the change of control premium in the aggregate as described in Note 7.

5. Inventory

As of March 31, 2021 and December 31, 2020, our inventory of MYCAPSSA consisted of the following :

($ in thousands)	March 31, 2021	December 31, 2020
Raw materials and supplies	$4,717	$6,786
Work in process	9,394	3,857
Finished goods	270	312
Total inventory	$14,381	$10,955

6. Accrued Expenses

As of March 31, 2021 and December 31, 2020, accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
	($ in thousands)
Accrued selling, general, administrative and other expenses	$5,357	$3,830
Accrued research and development expenses	2,855	3,128
Accrued payroll and employee benefits	2,126	4,900
Total accrued expenses	$10,338	$11,858

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

If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded (including unfunded amounts conditionally eligible to be funded) plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control. Accordingly, if the Merger closes (see Note 1), payments up to approximately $126.4 million, inclusive of the change in control premium, will be due and payable at such time. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for 60 days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement to the 195% of the funded portion of the Investment Amount.

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

We have evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt. We have evaluated the terms of the debt and determined that the repayment upon a change of control of up to 195% of the funded portion of the Investment Amount, less any payments made to date, is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. In addition, we have determined that the repayment upon an event of default of 195% of the funded portion of the Investment Amount, less any payments made to date, is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determine the fair value of the derivatives using an option pricing Monte Carlo simulation model taking into account the probability and timing of a change of control and an event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4. The embedded derivative liabilities were recorded at fair value of $3.1 million at inception, with the remaining proceeds received from HCR allocated to the carrying value of the debt resulting in a debt discount that will be amortized over the estimated term of the obligation using the effective interest method. The aggregate fair value of the embedded derivatives as of March 31, 2021 is $11.6 million and is presented in deferred royalty obligation in the condensed consolidated balance sheet. We remeasure the embedded derivative to fair value each reporting period until the termination of the Revenue Interest Financing Agreement. Such changes in fair value are recorded as interest and other income, net in the condensed consolidated statement of operations.

The effective interest rate as of March 31, 2021 was approximately 17%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $0.6 million during the  year ended December 31, 2020. Debt issuance costs have been netted against the deferred royalty obligation and are being amortized over the estimated term of the obligation using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized.

The carrying value of the deferred royalty obligation, as presented on the condensed consolidated balance sheets, was  $73.4 million and $63.5 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the deferred royalty obligation was  $91.9 million and $82.1 million as of March 31, 2021 and December 31, 2020, respectively, and  was measured using Level 3 inputs. The estimated fair value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 4.

8. Earnings per Share of Common Stock

We include our outstanding shares of common stock and Pre-Funded Warrants in our calculation of the basic weighted-average shares outstanding. We include the Pre-Funded Warrants as their exercise price of $0.0001 per share is negligible and they are fully vested and exercisable at any time after the original issuance date. Our potential dilutive securities, which include all other common stock warrants outstanding, and stock options and restricted stock units outstanding, have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact due to net losses reported during the three months ended March 31, 2021 and 2020.

9. Warrants

A summary of our common stock warrants activity for the three months ended March 31, 2021 is presented below.

Description	Exercise Price	Expiration Date	Balance, December 31, 2020	Warrants Issued	Warrants Exercised	Balance, March 31, 2021
October 2012 Warrants	$0.0910	10/22/2022	624,365	—	—	624,365
March 2013 Warrants	$0.0910	3/28/2022	624,365	—	—	624,365
December 2014 Warrants	$9.1320	12/16/2024	923,527	—	—	923,527
February 2015 Warrants	$9.1320	12/16/2024	984,116	—	—	984,116
July 2020 Pre-Funded Warrants	$0.0001	No expiration	5,000,000	—	—	5,000,000
			8,156,373	—	—	8,156,373

10. Stock-based Compensation

In 2008, our board of directors adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the grant of incentive stock options, nonqualified stock options, and restricted stock units (“RSUs”) to employees, directors, and nonemployees of the Company up to 3,547,741 shares of common stock. Option awards expire 10 years from the grant date and generally vest over four years but vesting conditions can vary at the discretion of our board of directors.

In July 2015, we approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective upon our initial public offering. The 2015 Plan allows the grant of incentive stock options, nonqualified stock options, and RSUs to employees, directors, and nonemployees of the Company initially up to 3,566,296 shares of common stock. In connection with the adoption of the 2015 Plan, no further option grants were permitted under the 2008 Plan and any expirations, cancellations, or terminations under the 2008 Plan are available for issuance under the 2015 Plan. On January 1, 2021, the number of shares reserved and available for issuance under the 2015 Plan increased by 2,312,623 shares of common stock pursuant to a provision in the 2015 Plan that provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2016, by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the board of directors. As of March 31, 2021, the total number of shares authorized for stock award plans is 12,088,041 of which 1,618,308 remain available for grant. There were 9,965,594 stock options outstanding as of March 31, 2021.

Stock-based compensation for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Selling, general and administrative	$1,193	$953
Research and development	179	209
Total	$1,372	$1,162

Stock-based compensation of $28,000 was capitalized into inventory for the three months ended March 31, 2021. Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	94%	85%
Expected term (years)	6.0	6.3
Risk-free interest rate	0.64%	1.44%
Expected dividend yield	0%	0%

We granted 1,664,515 stock options in the three months ended March 31, 2021. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2021 was $3.39. We granted 1,158,900 stock options in the three months ended March 31, 2020. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2020 was $3.35.

Restricted Stock

We granted 112,260 RSUs to employees during the three months ended March 31, 2021, which vest ratably over a four-year service period. We estimate the fair value of our service-based RSUs based on the quoted closing market price per share of our common stock on the date of grant.

11. Commitments and Contingencies

Manufacturing Commitments

As of March 31, 2021, we had outstanding manufacturing commitments, including the acquisition of active pharmaceutical ingredient (“API”), in the aggregate amount of $23.9 million of which $17.8 million is expected to be incurred in 2021 with the remainder to be incurred throughout 2022. The payments on these commitments will occur following the deliveries of the API or completion of the manufacturing services.

12. Leases

We have operating leases for our office spaces and certain automobiles which are recognized as right of use assets and liabilities.

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
The components of lease expense were as follows:
Operating lease expense	$171	$167

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181	$72
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$94

March 31, 2021
($ in thousands)
Supplemental balance sheet information related to leases was as follows:
Right-of-use assets	$848

Other current liabilities	$625
Long-term liabilities	336
Total lease liabilities	$961

Weighted average remaining lease term - operating leases	18 months
Weighted average discount rate - operating leases	10.9%

Our lease right-of-use assets are recorded within other assets on our condensed consolidated balance sheets.

Future lease payments under noncancelable leases as of March 31, 2021 are as follows:

($ in thousands)
Remainder of 2021	$545
2022	497
2023	7
Total future minimum lease payments	1,049
Less: imputed interest	(88)
Total	$961

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our prior filings with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Beginning in 2020, we commenced commercial operations to support the U.S. commercial launch of MYCAPSSA. We have completed public offerings of common stock and pre-funded warrants in which we have raised an aggregate $266.5 million, including our initial public offering in July 2015. In April 2020, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with Healthcare Royalty Partners IV, L.P., or HCR, for up to $75.0 million. As of March 31, 2021, our consolidated cash, cash equivalents and marketable securities were $115.0 million, of which $1.1 million was held by Chiasma (Israel) Ltd., our wholly owned Israeli subsidiary. In April 2020, we entered into an Open Market Sales Agreement, or ATM Agreement, for “at the market offerings” under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $60.0 million through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement.

We have incurred significant operating losses since our inception in 2001. Our net loss was $30.5 million for the three months ended March 31, 2021 and $74.8 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $378.3 million. We expect to incur significant operating losses over the next several years. These losses, combined with prior losses will continue to have an adverse effect on our cash resources, stockholders’ equity and working capital. We plan to invest in our ongoing U.S. commercial launch and the manufacturing of MYCAPSSA for market consumption including manufacturing scale-up activities, and transitioning the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, and in continuing the MACRO Registry. In addition, we plan to prepare and submit an MAA to the EMA, seeking potential regulatory approval or oral octreotide as a treatment for acromegaly in the European Union in mid-2021. Finally, we submitted an Investigational New Drug, or IND, application to the FDA for a Phase 1 relative bioavailability study followed by a single Phase 3 randomized, double-blind, placebo-controlled study of MYCAPSSA in patients with carcinoid syndrome associated with neuroendocrine tumors, or NET. These studies are designed to support a potential modified 505(b)(2) regulatory pathway.

Due of the numerous risks and uncertainties facing our company and associated with developing and commercializing pharmaceutical products generally, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We plan to continue to fund our losses from operations and capital funding needs from existing balances of cash, cash equivalents and marketable securities and potentially through equity financings. We may also opportunistically consider license. collaboration agreements and other strategic transactions with potential partners or financing opportunities to the extent such sources are identified and available. If our anticipated U.S. revenues are insufficient to fund our operations to attaining and sustaining profitability, additional financing may be required. Such financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail our commercialization and development activities, or it may negatively impact our ability to adequately fund or delay our potential commercial preparations or launch readiness outside the United States if MYCAPSSA is approved by the EMA. Any of these actions could materially harm our business, results of operations and future prospects. Failure to successfully commercialize MYCAPSSA in acromegaly will prevent us from achieving profitability and positive cash flows, which could raise significant concerns about our continued viability as a business.

Corporate Update

On May 4, 2021, we entered into an agreement with Amryt Pharma plc, or Amryt, pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Amryt, or the Merger Agreement and such transaction, the Merger. The Merger Agreement was approved by our board of directors, or the Board, and the Board resolved to recommend approval of the Merger Agreement to our shareholders. The closing of the Merger is subject to approval of our shareholders and the satisfaction of customary closing conditions. Our largest stockholder who collectively owns approximately 10% of the outstanding shares of our common stock has entered into a voting and transaction support agreement, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.

Subject to the terms of the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted (without interest but subject to any withholding required under applicable law) into the right to receive 0.396 of an American Depositary Share of Amryt, or Parent ADS, with each Parent ADS representing five ordinary shares of Amryt.

Subject to approval from our shareholders and shareholders of Amryt, the transaction is expected to close in the third quarter of 2021.

COVID-19 Update

In March 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We continue to closely monitor the impact of COVID-19 on our business and have implemented steps to ensure the well-being of our employees as well as the patients and health care professionals involved in the disease state registry for acromegaly that we have sponsored. We have not observed any significant disruptions to our manufacturing supply chain to date due to the pandemic. However, the pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person participation in meetings. In addition, the intensification of the pandemic throughout the United States beginning in the fourth quarter of 2020 has impacted physician outreach efforts across the biopharmaceutical industry. As with other commercial companies, we are experiencing the effects in our business, as many offices remain closed and reduced levels of in-person physician and patient interactions and in-person sales call opportunities continue due to the pandemic. Additionally, prescriptions received for MYCAPSSA take longer than anticipated to convert to commercial patients on therapy due to continuing physician office shutdowns and their staffs’ remote working conditions. We are monitoring developments carefully and leveraging available technologies at our disposal to adjust to the pandemic challenges that we currently face, including increasing our digital promotion and engagement efforts and equipping and training our salesforce to conduct remote interactions.

Commercial Manufacturing Supply

We began implementing launch readiness plans in 2019 in preparation for a commercial launch of MYCAPSSA capsules in the United States, pending the FDA’s approval of our NDA. Following FDA approval of our NDA and to secure commercial supply of MYCAPSSA, we submitted our “changes being effected in 30 days” supplement, CBE-30 supplement, to our NDA in June 2020 to provide for the approval of our primary commercial manufacturer of generic active pharmaceutical ingredient, or API, octreotide acetate and one of its large-scale manufacturing sites. Following the FDA’s acceptance of our CBE-30 supplement for review, in September 2020, we began to distribute commercial product as part of our U.S. commercial launch while the FDA’s review of the supplement was pending. The FDA approved the CBE-30 supplement in December 2020. At this time, we expect to continue to have sufficient commercial supply of MYCAPSSA containing API from our primary commercial manufacturer of API to support our commercial launch.

In order to secure an additional commercial source of API, we also submitted a prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. This manufacturing supplement was accepted for review by the FDA in January 2021, and, in March 2021, we received a complete response letter from the FDA indicating that the FDA cannot approve the supplement due to deficiencies relating to the manufacturer’s drug master file that we referenced in the supplement. We are working closely with the manufacturer to fully address the deficiencies and amend their drug master file. Once the process of amending the drug master file is complete, we plan to seek the FDA’s review and approval of the prior approval supplement in order to secure an additional commercial source of API.

Financial Overview

Product Revenue, Net

We began to recognize product revenues net of discounts, fees and other incentives from the sale of MYCAPSSA in the United States in September 2020.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of MYCAPSSA, including API and other raw materials, third party manufacturing costs and other overhead costs, associated with MYCAPSSA.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, information technology, legal, marketing, medical affairs, patient services, sales and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our selling, general and administrative personnel and professional fees for auditing, tax, and corporate, litigation and intellectual property-related legal services.

In 2020, we incurred pre-commercial marketing related expenses prior to FDA approval. Following the FDA approval in June 2020, we incurred increased commercial expenses as we began to commercialize MYCAPSSA in the United States. We anticipate future increases in selling expenses, as we continue with our commercialization of octreotide capsules and grow our operations.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, nonclinical pharmacology studies, manufacturing process-development and scale-up activities, clinical trial and related clinical and pre-approval manufacturing expenses, fees paid to contract research organizations, or CROs, investigative sites, and other external expenses. In the early phases of development, our research and development costs included expanding our technology platform as well as early development of specific product candidates. The majority of our research and development expenses has been spent on the development of octreotide capsules, including pre-approval manufacturing expenses, manufacturing of clinical trial material, manufacturing process development and validation, regulatory and clinical activities, and our TPE platform. Following MYCAPSSA’s approval by the FDA in June 2020, manufacturing costs related to the production of commercial supplies of MYCAPSSA are no longer captured in research and development expense but are capitalized to inventory. We expense research and development costs as incurred.

We have limited research and discovery functions and are currently not materially investing in those areas. We have focused our resources on the clinical development of octreotide capsules. Product candidates in late stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late-stage clinical trials. We plan to transition the open label extension portions of both our international Phase 3 CHIASMA OPTIMAL clinical trial of octreotide capsules in acromegaly and our international Phase 3 MPOWERED clinical trial of octreotide capsules in acromegaly for patients outside of the United States to an Expanded Access Program, where applicable, as well as continue the MACRO Registry. In addition, we have may incur initial costs associated with a Phase 1 relative bioavailability study followed by a single Phase 3 randomized, double-blind, placebo-controlled study of MYCAPSSA in patients with carcinoid syndrome associated with NET.

Interest and Other Income, Net

Interest and other income, net, consists of changes in fair value of the embedded derivative liabilities related to our Revenue Interest Financing Agreement, in addition to interest income earned on our investments.

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

Results of Operations for the Three Months ended March 31, 2021 and 2020

Product Revenue, Net

The following is a comparison of product revenue, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Product revenue, net	$1,924	$—	$1,924	*

* Not meaningful percentage relationship

Product revenues, net represent U.S. sales from MYCAPSSA, which was approved by the FDA in June 2020 and which we began selling in September 2020.

Cost of Goods Sold

The following is a comparison of cost of goods sold for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Cost of goods sold	$67	$—	$67	*

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

Selling, General and Administrative

The following is a comparison of selling, general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Selling, general and administrative	$15,698	$7,582	$8,116	107%

For the three months ended March 31, 2021, our selling, general and administrative expenses increased by $8.1 million compared to the prior year period. The increase for the three months ended March 31, 2021, as compared to the prior year period was primarily due to our commercialization activities of $7.6 million, which represents an increase of $4.7 million, increased compensation-related expenses, increased other administrative costs to support the commercialization of MYCAPSSA in the United States, and costs incurred to support the diligence efforts of the Merger.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Research and development	$4,199	$8,125	$(3,926)	(48%)

For the three months ended March 31, 2021, our total research and development expenses decreased by $3.9 million to $4.2 million compared to the prior year period. The decrease for the three months ended March 31, 2021 as compared to the prior year period was mainly due to costs associated with the manufacturing of octreotide capsules in the prior year related to the commercialization of MYCAPSSA as well as a decrease in clinical trial costs.

Interest and Other Income (Loss), net

Interest and other loss, net totaled $9.6 million for the three months ended March 31, 2021 compared to interest and other income of $0.4 million for the same period in 2020. The change was primarily driven by changes in fair value of the embedded derivative liabilities related to our Revenue Interest Financing Agreement which change in fair value was primarily driven by our consideration of the status of the Merger which resulted in an increase in the probability and timing of a change in control occurring during the term of the instrument. Interest income was relatively flat for the three months ended March 31, 2021 and 2020.

Interest Expense

Interest expense totaled $2.9 million for the three months ended March 31, 2021, which was primarily driven by interest expense related to our Revenue Interest Financing Arrangement which was entered into in April 2020.

Provision for Income Taxes

Our total tax provision was approximately $0.1 million for the three months ended March 31, 2021, representing an effective tax rate of (0.2%), as compared to a tax provision of approximately $0.1 million for the three months ended March 31, 2020, representing an effective tax rate of (0.5%).

Our effective tax rate differs from the statutory rate each year mainly due to a full valuation allowance maintained against U.S. deferred tax assets and due to lower tax rates applied to income of our Israeli subsidiary.

 Liquidity and Capital Resources

In July 2015, we completed our IPO in which we raised $106.5 million by selling shares of common stock. In April 2019, to fund our operations, we completed a follow-on public offering of common stock in which we raised $34.5 million in gross proceeds, or $32.2 million in net proceeds after underwriting fees and offering expenses. In August 2019, to fund our operations, we completed a follow-on public offering of common stock in which we raised $55.9 million in gross proceeds, or $52.3 million in net proceeds after underwriting fees and offering expenses. In July 2020, we completed a follow-on public offering, which consisted of common stock and pre-funded warrants in which we raised an additional $75.5 million in net proceeds to finance our operations. In April 2020, we entered into the Revenue Interest Financing Agreement with HCR for up to $75.0 million. We received $65.0 million, less certain transaction expenses, in 2020. The remaining $10.0 million of funding is not available until early 2022 and is contingent upon the achievement of a revenue milestone and customary closing conditions. Further, the Revenue Interest Financing Agreement requires us to maintain a minimum of $20.0 million in securitized cash and investment accounts during any quarter that the trailing four quarters of net revenue of MYCAPSSA is below a certain threshold. In April 2020, we also entered into the ATM Agreement with Jefferies, which allows us to offer and sell up to $60.0 million in gross proceeds of common stock from time to time, through Jefferies, acting as our sales agent or principal. To date, we have not sold any common stock under the ATM Agreement. As of March 31, 2021, our cash and cash equivalents were $24.6 million, of which $1.1 million was held by our Israeli subsidiary. In addition, as of March 31, 2021, we had $90.5 million invested in short-term marketable securities and $20.3 million of restricted cash.

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

We expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations, as currently planned, through at least one year from the filing of this Quarterly Report. We cannot estimate the actual amounts necessary to successfully commercialize MYCAPSSA in the United States and complete the development and successfully commercialize octreotide capsules in the European Union, if at all, or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including, but not limited to:

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

HCR’s rights to receive the Revenue Interests shall terminate on the date on which HCR has received payments equal to 195% of the funded portion of the Investment Amount including the aggregate of all payments made to HCR as of such date, unless the Revenue Interest Financing Agreement is earlier terminated. If HCR has not received payments equal to the 195% of the funded portion of the Investment Amount by the ten-year anniversary of the initial closing date and no event of default has occurred or is ongoing, among other things, we shall pay HCR an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return in the low to mid-teens less payments previously received. If a change of control of the Company occurs, we must immediately repay HCR the total amount actually funded, including any amount conditionally eligible to be funded, plus a change of control premium, the amount of which is variable up to 95% based on timing and circumstances of such change of control and the amount funded and conditionally eligible to be funded by HCR as of the date of the change of control. Accordingly, if the Merger closes (see Note 1), payments up to approximately $126.4 million, inclusive of the change in control premium, will be due and payable at such time. Upon the occurrence of an event of default, including the withdrawal, suspension or other termination of the FDA approval of MYCAPSSA as a treatment for acromegaly that continues for sixty days that prevents us from marketing MYCAPSSA, HCR may accelerate payments due under the agreement to the 195% of the funded portion of the Investment Amount.

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

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$(20,644)	$(12,590)
Investing activities	29,416	27,562
Financing activities	51	(272)

Operating Activities

Net cash used in operating activities was $20.6 million for the three months ended March 31, 2021, and primarily consisted of $30.5 million in net loss, adjusted for non-cash items of $11.5 million (comprised primarily of a $9.7 million change in the fair value of our embedded derivative liabilities and $1.4 million of stock-based compensation) and working capital decrease of $1.6 million (primarily due to the increase in inventory and prepaid expenses and other assets which were offset by an increase in accounts payable and accrued expenses). Net cash used in operating activities was $12.6 million for the three months ended March 31, 2020, and primarily consisted of $15.4 million in net loss, adjusted for non-cash items of $1.2 million (primarily stock-based compensation) and working capital decrease of $1.6 million (primarily due to the decrease in accounts payable and accrued expenses as well as an increase in prepaid expenses and other assets). The primary driver for the increase in our cash used in our operating activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were commercial costs as well as the manufacturing of MYCAPSSA to support our commercial launch.

Investing Activities

Net cash provided by investing activities was $29.4 million for the three months ended March 31, 2021, primarily related to the net maturities of marketable securities, compared to $27.6 million cash provided by investing activities for the three months ended March 31, 2020, primarily related to the net maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2021, primarily related to proceeds from stock option exercises. For the three months ended March 31, 2020, net cash used in financing activities was $0.3 million, primarily related to payments of a short-term borrowing which was partially offset by proceeds from stock option exercises.

Contractual Obligations

As of March 31, 2021, we had outstanding manufacturing commitments, including the acquisition of API, in the aggregate amount of $23.9 million of which $17.8 million is expected to be incurred in 2021 with the remainder to be incurred throughout 2022. The payments on these commitments will occur following the deliveries of the API or completion of the manufacturing services. As of March 31, 2021, we had future minimum lease payments under non-cancelable operating leases in the aggregate amount of $1.0 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions include those related to the accounting for net product revenue, stock-based compensation, income taxes, deferred royalty obligations, including embedded derivative liabilities, and accounting for certain accruals and reserves. We assess the above estimates on an ongoing basis; however, actual results could materially differ from those estimates. Our most significant accounting policies are described in Note 1 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For information on accounting policies as well as new pronouncements adopted in the current period and recently issued standards, see Note 1 to our condensed consolidated financial statements. There have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had $44.8 million in cash, cash equivalents and restricted cash, consisting of cash in checking accounts at U.S. and Israeli banking institutions as well as money market funds. In addition, as of March 31, 2021, we had $90.5 million of marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point increase in interest rates would cause a decrease in the value of our short-term investments of approximately $0.3 million. As of March 31, 2021, we did not have any outstanding variable interest rate borrowings, and as a result we are not exposed to interest rate risk associated with credit facilities.

In addition, we are subject to currency risk for balances held, or denominated, in currencies other than U.S. dollars. We work to maintain all balances in U.S. dollars until payment in other currencies is required to minimize this currency risk. Fluctuations in the exchange rate between the U.S. dollar and each of the Euro, GBP and NIS over the past 24 months have been approximately 4%, 5%, and 8%, respectively. As of March 31, 2021, we held $1.1 million in Israeli banks and petty cash funds to support our Israeli operations, the majority of which is denominated in U.S. dollars. We contract with CROs internationally, primarily for the execution of clinical trials and manufacturing activities. Transactions with these providers are settled in U.S. dollars, Euros or GBP and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not currently hedge against foreign currency exchange rate risks.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

 There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act during the fiscal quarter covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K  filed with the SEC on March  4, 2021

Summary of Material Risks Associated with our Business

Risks Related to our Potential Merger with Amryt Pharma plc

•

Failure to complete, or delays in completing, the potential merger with Amryt Pharma plc, or Amryt, announced on May 5, 2021, or the Merger Agreement and such transaction, the Merger, could materially and adversely affect our results of operations, business, financial results and/or stock price.

•	We cannot be sure if or when the potential merger with Amryt will be completed.
•

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of Amryt ADSs that will be issued for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

•

The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Amryt.

•	Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.

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

•

The ongoing pandemic of COVID-19, or other similar health crises in the future, could have a material adverse impact on our business, financial condition and results of operations, including our ongoing commercialization efforts of MYCAPSSA in the United States.

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

Risk Factors

* Risks Related to our Potential Merger with Amryt

Failure to complete, or delays in completing, the potential merger with Amryt announced on May 5, 2021 could materially and adversely affect our results of operations, business, financial results and/or stock price.

On May 4, 2021, we entered into an agreement with Amryt pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Amryt. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our current and any planned future business plans, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, vendors and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Amryt, which could have a negative effect on our stock price;

•	under some circumstances, we may be required to pay a termination fee to Amryt of $8.0 million;
•	we may be required to pay a termination fee of $3.5 million if the Merger Agreement is terminated because our stockholders fail to adopt the Merger Agreement;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•	we could be subject to litigation related to any failure to complete the Merger;
•

the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be certain if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our shareholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Amryt’s favor or if other mutual closing conditions are not satisfied, Amryt will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Amryt a termination fee of $8.0 million. We may be required to  pay a termination fee of $3.5 million if the Merger Agreement is terminated because our stockholders fail to adopt the Merger Agreement.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our shareholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further shareholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may materially adverse affect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our current and any planned future business plans, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, vendors and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Amryt and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Amryt and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of Amryt ADSs that will be issued for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement provides for a fixed exchange ratio for the number of shares of Amryt ADSs that will be issued for each outstanding share of our common stock in the Merger. If the public trading value of shares of Amryt common stock declines over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Amryt.

The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay Amryt a termination fee of $8.0 million.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Amryt, Amryt’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Amryt, or Amryt’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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

Successful commercialization of MYCAPSSA is subject to many risks. We have never, as an organization, launched or commercialized a product before, and there is no guarantee that we will be able to do so successfully with MYCAPSSA for its approved indication. There are numerous examples of other companies that have experienced unsuccessful product launches and failed to meet expectations of execution and market potential, including pharmaceutical companies with significantly more experience and resources than us.

The future success of MYCAPSSA, including the rate and degree of market acceptance of MYCAPSSA in the United States, will depend on a number of factors, including:

•	the efficacy and safety of MYCAPSSA in a larger number of patients in a non-clinical setting than those demonstrated in our clinical trials;
•	the effectiveness of our sales, marketing and distribution efforts, particularly during the remote, COVID-19 environment;
•	the incidence and prevalence of acromegaly patients in the U.S. that respond to and tolerate treatment with octreotide or lanreotide;
•	the timing of market introduction of MYCAPSSA;
•	our ability to manufacture sufficient commercial supplies of MYCAPSSA in compliance with regulatory requirements;
•	the ability of MYCAPSSA to successfully compete against other products;
•	the acceptance by the medical community and patients of MYCAPSSA as a safe and effective product;
•	the potential and perceived advantages of MYCAPSSA over alternative products;
•	the ability to distinguish safety and efficacy from existing alternatives;
•	the willingness of medical professionals to prescribe and patients to use MYCAPSSA and continue to use MYCAPSSA instead of alternative products;
•	the prevalence and severity of adverse side effects;
•	the convenience of prescribing, administrating and initiating patients on MYCAPSSA;
•	the potential and perceived value and relative cost of MYCAPSSA over alternative products, including generic products or treatments;
•	the availability of coverage and adequate reimbursement and pricing by private and government payors;
•	the successful completion of any clinical trials, regulatory approval and commercialization of MYCAPSSA for one or more label expansion indications, such as neuroendocrine tumors; and
•	our ability to enforce our intellectual property rights with respect to MYCAPSSA.

While we are executing our commercial launch plans, we will need to incur significant additional expenses and commit significant additional management time to further develop our commercialization capabilities and to continue hiring, developing, retaining and training our sales force in order to successfully coordinate the continued launch and commercialization of MYCAPSSA in the United States. We may not be able to successfully establish these capabilities on our expected timing or at all. Even if we are successful in building out our commercial team and sales force, there are many factors that could cause the launch and commercialization of MYCAPSSA to be unsuccessful and/or delayed, including a number of factors that are outside our control.

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

While the FDA granted approval of MYCAPSSA based on the data included in the NDA, we do not know whether the results when a larger number of patients are exposed to MYCAPSSA, including results related to safety and efficacy, will be consistent with our clinical experience with MYCAPSSA, including the CHIASMA OPTIMAL trial, which served as the basis of FDA approval of MYCAPSSA. New data relating to MYCAPSSA, including from any adverse event reports or clinical development for additional indications of oral octreotide capsules, may adversely impact the commercial results and potential of MYCAPSSA. Thus, significant uncertainty remains regarding the potential commercial success of MYCAPSSA. In addition, such new data or any serious or unexpected side effects caused by MYCAPSSA may result in a number of potentially significant negative consequences, including:

•	the FDA could withdraw its approval of MYCAPSSA, impose restrictions on its distribution or require the addition of labeling warnings or restrictions;
•	we could be required to change the way MYCAPSSA is promoted or administered or conduct additional clinical studies;
•	we could be sued and held liable for any harm caused to patients; or
•	our reputation may suffer.

If the ongoing commercialization of MYCAPSSA is delayed, unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be materially harmed.

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

As a result of the COVID-19 pandemic, we may continue to experience disruptions that could severely impact our business and operations, including our ability to successfully commercialize MYCAPSSA in the United States. The pandemic has caused us to modify our business practices, including taking steps to protect our employees and the broader community, such as curtailing or modifying employee travel, reducing access to our offices, moving employees to remote work where appropriate, and cancelling in-person participation in meetings. The effects of quarantines and our work-from-home policies may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, the intensification of the pandemic throughout the United States beginning in the fourth quarter of 2020 has made our physician outreach efforts more challenging than anticipated. Historically, the traditional model for commercial sales of medical products has involved in-person meetings with healthcare professionals. Currently, as a result of work and travel restrictions, physician office closures and limitations on access to medical facilities resulting from the pandemic, in-person sales call opportunities with physicians have been limited and many of our sales calls are conducted remotely. Physician office and staff disruption could affect patient visits, impact the intent for physicians to switch existing patients on SSA injections, or the willingness of patients to accept MYCAPSSA. Further, demand for MYCAPSSA may also be negatively impacted by the pandemic to the extent patients and physicians decide to delay switching from their current injectable therapy to MYCAPSSA due to limitations on patient-physician interactions or health concerns related to COVID-19. Additionally, prescriptions received for MYCAPSSA currently take longer than anticipated to convert to commercial patients on therapy due to physician office shutdowns and their staffs’ remote working conditions.

With the continued development and fluidity of the COVID-19 pandemic, we cannot predict its full impact on our business. Nevertheless, the COVID-19 pandemic may have a material adverse effect our business, financial condition and results of operations.

* If we are unable to obtain regulatory approval and successfully commercialize octreotide capsules in the European Union, or if we are substantially delayed in doing so, our business may be materially harmed.

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

In particular, we cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date, as was the case with the FDA’s review of our completed first Phase 3 clinical trial contained in the original NDA, or that any current or future trials will be successful. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or nonclinical or other studies, as the FDA strongly recommended in its complete response letter, or CRL, to our NDA that we received in April 2016, or the 2016 CRL. We have only limited experience in filing the applications necessary to gain regulatory approvals and have relied before, and expect to continue to rely, on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process.

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

Even though we obtained FDA approval of our NDA for octreotide capsules as a treatment of acromegaly and our CBE-30 supplement for commercial supply of octreotide capsules and even if we obtain additional regulatory approvals for octreotide capsules as a treatment for acromegaly or for other indications we may pursue  such as an indication for neuroendocrine tumors, or any other product candidates we may develop, they remain subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of octreotide capsules and any future product candidates we may develop will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of octreotide capsules and any future product candidates we may develop, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved by FDA for octreotide capsules, includes some restrictions on use, which could limit the marketability of octreotide capsules and impair our ability to have octreotide capsules gain market acceptance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to ongoing regulatory inspections from time to time that resulted in inspectional observations. For example, in connection with the resubmission of our NDA, we did not reference in the NDA resubmission our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection. In addition, in order to secure an additional commercial source of API, we submitted a prior approval supplement to include in our NDA another large-scale manufacturing site.  However, we received a complete response letter from the FDA to our prior approval supplement due to deficiencies relating to the manufacturer’s drug master file. If we or a regulatory authority discover any new or previously unknown issues with a drug substance or drug product, or with any facility where the product is manufactured, we may recall or withdraw the product from the market or a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring suspension of manufacturing. If we, our potential products or the manufacturing facilities for our potential products fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or request that we initiate a product recall.

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

The standards of care for patients suffering from acromegaly involve injectable therapies, other than cabergoline, an oral agent used for the treatment of mild acromegaly. Novartis markets octreotide LAR, which is administered monthly and intramuscularly using a large gauge needle. Ipsen markets lanreotide, another long-acting analog of somatostatin, like octreotide, which is administered monthly using a deep subcutaneous injection. Both therapies, which are most frequently the first drug treatment options for patients, involve side effects related to the injections and inconvenience due to the timing and requirements of the injections. Pfizer markets pegvisomant daily injections and Recordati markets pasireotide LAR, which is another somatostatin analog administered via intramuscular injection. Pegvisomant daily injections and pasireotide LAR are significantly more costly than injectable octreotide and lanreotide. The label for pasireotide LAR includes a warning about hyperglycemia and diabetes, which can sometimes be severe. The label advises healthcare professionals administering pasireotide LAR to monitor glucose levels periodically during therapy and to monitor glucose levels more frequently in the months that follow initiation or discontinuation of therapy and following dose adjustment. Generic versions of these drugs may also bring additional competition to the treatment landscape. For example, while octreotide LAR and lanreotide currently have no generic competitors in the United States, generic versions are available in some markets in the EU. The launch of generics may also create downward pressure on pricing of branded products and might result in additional controls imposed by payers. In addition, we are aware of other companies involved in early-stage nonclinical and clinical studies of similar somatostatin analogs, but most involve administration via injection. Most notably, Camurus AB is developing CAM2029, a subcutaneous octreotide depot for the potential treatment of neuroendocrine tumors and acromegaly. Camurus AB received FDA approval of its IND in

June 2019 and is currently recruiting two Phase 3 acromegaly trials. In 2020, Crinetics Pharmaceuticals, Inc. announced the completion of a Phase 2 clinical trials to evaluate the safety and efficacy of paltusotine, CRN00808, in acromegaly patients. In 2021, Crinetics announced plans to initiate two Phase 3 studies in 2021. If successful, Crinetics believes these trials could support registration of paltusotine in the United States and Europe for all acromegaly patients who require pharmacotherapy. Crinetics also announced the introduction of a new tablet formulation ready for Phase 3. Paltusotine, CRN00808, is a nonpeptide somatostatin agonist designed to be taken orally once per day. In 2018, Ionis Pharmaceuticals initiated a Phase 2 trial of IONIS-GHR-LRx, its growth hormone receptor antagonist to control growth hormone production in acromegaly patients. In January 2020, Rani Therapeutics (RaniPillTM capsule containing octreotide) announced the completion of a Phase 1 study in 58 healthy volunteers, indicating that the RaniPill performed as designed. Per published reports, Rani Therapeutics plans to conduct additional Phase 1 clinical trials in 2021, with later-stage studies beginning in 2022. We are also aware that Strongbridge Biopharma plc (valdoreotide, or COR-005) may also be actively developing products for the maintenance treatment of acromegaly. If any or a combination of the other product candidates in development for acromegaly receive regulatory approval or demonstrate superior clinical results to MYCAPSSA, we may encounter significant difficulties with the commercial prospects for MYCAPSSA.

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
•

the scope of the label approved by the FDA, which does not include efficacy data from our first Phase 3 clinical trial or our recently completed Phase 3 trial called MPOWERED that demonstrated acromegaly symptom improvements in patients who completed the trial or comparable foreign regulatory authorities, and any future labels approved by the FDA or comparable foreign regulatory authorities;

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

We have only recently established sales, marketing and market access organizations and, as a company, have limited experience commercializing a product. If we are unable to establish effective sales and marketing capabilities to commercialize octreotide capsules in the United States and access those capabilities in the European Union and other international markets if we secure necessary regulatory approvals, we may not succeed in commercializing octreotide capsules.

We have only recently hired U.S.-based sales, marketing and market access personnel and expect to hire additional personnel. We have not engaged a partner to commercialize octreotide capsules in the United States, and, therefore, we currently rely on our sales and marketing infrastructure to support commercial launch in the United States. Our sales, market access and marketing teams are limited in size and have worked together for only a limited period during our ongoing commercial launch of octreotide capsules. We cannot guarantee that we will be successful in gaining and maintaining coverage and or reimbursement with payers for MYCAPSSA, driving utilization of octreotide capsules in the United States or otherwise successfully commercialize MYCAPSSA. We may not be able to establish an effective direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales, market access and marketing personnel. Factors that may inhibit our efforts to successfully commercialize octreotide capsules in the United States ourselves include:

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

* We may need to grow the size of our organization in order to further establish our sales and marketing infrastructure, which is vital to our ability to successfully commercialize octreotide capsules, and we may experience difficulties in achieving and managing this growth.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize octreotide capsules in the United States. A commercial launch is a significant undertaking that requires substantial financial and managerial resources. As of March 31, 2021, we had 84 full-time employees. We have established sales and marketing infrastructure but as our development and commercialization plans and strategies evolve, we may need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. The recruitment and hiring of these personnel will take time and could delay the commercialization of octreotide capsules. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize octreotide capsules and other product candidates we may develop and to compete effectively will depend, in part, on our ability to effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

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

The manufacture and packaging of pharmaceutical products, such as octreotide capsules are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing octreotide capsules and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations or requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product, operating restrictions and criminal prosecutions, any of which could harm our business. The same requirements and risks are applicable to the suppliers of the key raw material used to manufacture the API, for octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, in the 2016 CRL, the FDA advised that, during a site inspection, certain deficiencies were conveyed to the representative of one of our suppliers. In addition, we did not reference in the resubmitted and recently approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. Accordingly, in order to have supply of MYCAPSSA available for the commercial launch, we submitted a CBE-30 manufacturing supplement to the FDA and obtain the FDA’s approval of the CBE-30, which we obtained in December 2020. In addition, in order to secure an additional commercial source of API, we submitted a prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. This manufacturing supplement was accepted for review by the FDA in January 2021, and, in March 2021, we received a complete response letter from the FDA to the supplement due to deficiencies relating to the manufacturer’s drug master file. We expect that our suppliers will be subject to additional regulatory inspections in the future, including as we continue to pursue the ongoing FDA’s review and potential approval of our prior approval supplement for an additional commercial source of API. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer such as those we proposed in our prior approval supplement, may require prior FDA review and approval of the manufacturing process and procedures in accordance with the FDA’s cGMP requirements. Any new facility is subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements. This review may be costly and time consuming and could adversely affect the commercial launch of our product. In addition, the timing of seeking the FDA’s approval our prior approval supplement and the outcome of such process are inherently uncertain, and we can provide no assurances that this will be approved in a timely manner or at all.

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

MYCAPSSA is currently available for distribution in the United States primarily through one specialty pharmacy and we expect to engage only a limited number of specialty pharmacies as we further develop our distribution network. The use of a limited network may increase the challenge of obtaining payor reimbursement coverage. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

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

Delays in the completion of any ongoing or planned clinical trials of octreotide capsules for other indications we may pursue, if conducted, or any future clinical trials we may conduct for other product candidates we may develop, or generate negative findings in those trials, could significantly increase our product development costs and jeopardize our ability to commercialize octreotide capsules and other product candidates. The completion of any clinical trials we may conduct could be delayed for a number of other reasons, including delays related to:

•	the FDA, the EMA or any other relevant regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;
•

patient enrollment and variability in the number and types of patients available for clinical trials, which is particularly challenging for orphan indications, including due to other ongoing clinical trials in the same or similar disease state;

•

a facility manufacturing octreotide acetate, octreotide capsules, placebo capsules or any other product candidate we may develop being found deficient in its processes, as the FDA noted in the 2016 CRL and as was observed in a recent regulatory inspection at the time of our NDA resubmission, or ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

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

Product development costs for octreotide capsules in acromegaly or any other future indications we may pursue or for product candidates we may develop in the future will increase if we have delays in testing or approval, such as the delay in approval of octreotide capsules that we experienced due to the 2016 CRL, or if we need to perform more or larger clinical studies than planned. If we experience delays in the completion of, or if we, the FDA, other regulatory authorities, IRBs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of octreotide capsules for any indication or for product candidates we may develop in the future, its commercial prospects may be harmed and our ability to generate product revenues or achieve or sustain profitability will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial or even withdrawal of regulatory approval of octreotide capsules for any indication or for product candidates we may develop in the future. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of octreotide capsules could be significantly reduced.

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

* We may find it difficult to enroll patients in our clinical trials, in particular with respect to octreotide capsules and any other product candidates that we may pursue, which could delay or prevent clinical trials of octreotide capsules and any future product candidates we may develop and potentially harm our business.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. In particular, the conditions for which we may evaluate octreotide capsules are orphan diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. For example, while we were enrolling patients in the United States, Russia, Europe and other countries, we were not permitted to enroll patients from our prior clinical trials in our MPOWERED Phase 3 clinical trial to support MAA submission and approval in the European Union. The same limitation was true for our CHIASMA OPTIMAL trial. Further, in light of the FDA’s position that the MPOWERED clinical trial would not be sufficient to address the concerns in the 2016 CRL, we modified certain elements of the MPOWERED trial in an effort to preserve patients, sites and other resources necessary to conduct the CHIASMA OPTIMAL Phase 3 trial.

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

The facilities used by our contract manufacturers to manufacture octreotide capsules are evaluated by the FDA and other regulatory bodies. We are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both API and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to octreotide capsules. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval of our product candidate being manufactured at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority finds deficiencies at these facilities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval of or market octreotide capsules. The third-party contract manufacturers that we utilize or plan to utilize for commercial supply have been subject to regulatory inspections from time to time that resulted in inspectional observations. For example, we did not reference in our approved NDA our planned primary commercial API manufacturer due to unresolved observations from a recent regulatory inspection at the time of NDA resubmission. We expect that our suppliers will be subject to additional regulatory inspections in the future, including as we continue to pursue the FDA’s approval of our prior approval supplement to include in our NDA another commercial manufacturer of API and one of its large-scale manufacturing sites. There can be no assurances that our suppliers will pass all necessary inspections, the failure of which could result in delays to our ability to receive regulatory approval for octreotide capsules. Any inspections may be delayed as a result of the COVID-19 pandemic. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Were we to encounter manufacturing issues, our ability to produce a sufficient supply of octreotide capsules might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or their inability to increase and maintain their capacity to meet our commercial demand, could impair our ability to supply octreotide capsules at required levels. Because of the significant regulatory requirements that are necessary to qualify a new API or finished product manufacturer or to qualify a new or existing site for a current manufacturer, which we are continuing to pursue with our prior approval supplement for a planned additional source of commercial API despite the recent complete response letter to the supplement that we received from the FDA, we could experience significant interruptions in the supply of octreotide capsules if such regulatory qualifications are withheld or delayed, especially if we decided to transfer the manufacture of API or finished octreotide capsules to one or more alternative manufacturers in an effort to deal with any manufacturing, qualification or other difficulties. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Any manufacturing problem or the loss of a contract manufacturer or our failure to obtain FDA approval of our prior approval supplement could be disruptive to our operations and, if our products receive marketing approval, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture octreotide capsules. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacturers caused by problems at suppliers could delay shipment of octreotide capsules and increase our cost of goods sold and result in lost sales. Furthermore, on March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed product, our results could be materially impacted.

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

We have previously established commercial manufacturing agreements with Teva API, Inc. for the API in octreotide capsules and with LSNE for certain testing and lyophilization services. Following our receipt of the 2016 CRL, we indefinitely suspended our commercial production commitments and only recently reinitiated commercial production planning and commitments with these suppliers. We have also more recently entered into commercial supply agreements with Lonza, Bachem and Almac. In the future we may not be able to reach or maintain agreements containing terms that are acceptable to us with our commercial manufacturers.

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

Risks Related to Our Financial Position and Capital Resources

* We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We have funded our operations to date primarily through proceeds from sales of our common stock, redeemable convertible preferred stock, our revenue interest financing agreement and, to a lesser extent, the issuance of convertible notes. As of March 31, 2021, our consolidated cash, cash equivalents and marketable securities were $115.0 million. Since inception, we have incurred significant operating losses. Our net loss was $30.5 million for the three months ended March 31, 2021, and $74.8 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $378.3 million.

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

At March 31, 2021, we had federal operating loss, or NOL, carryforwards of approximately $309.6 million. The federal NOL carryforwards generated in 2017 and prior expire at various dates through 2037. The Federal NOL carryforwards generated in 2018 and after have an unlimited carryforward period. At March 31, 2021, we had state NOLs of approximately $255.4 million which expire at various dates through 2039. At March 31, 2021, there were no NOL carryforwards in our Israeli subsidiary.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of March 31, 2021, we had 57,843,577 outstanding shares of common stock, assuming no exercise of outstanding options or warrants. In addition, the 9,965,594 shares subject to outstanding options awarded as incentive compensation, including under our stock option plans, the 1,618,308 shares reserved for future issuance under our stock option plans and the 8,156,373 shares subject to outstanding warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our trading price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. As of April 30, 2021, five securities analysts provide coverage on our company. In the event that one or more analysts who now, or in the future, cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our trading price would likely decline. If one or more analysts, now or in the future, cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our trading price and trading volume to decline.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2021, we did not repurchase any shares of our common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Executive Employment Letter, effective as of January 19, 2021, between the Company and John Doyle, incorporated by reference from our Current Report on Form 8-K filed on January 19, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
+

The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2021.

CHIASMA, INC.

By:	/s/ Raj Kannan
Raj Kannan
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John Doyle
John Doyle
Senior Vice President, Chief Financial Officer (Principal Financial Officer)